Form 10QSB
period 1995-09-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1995-11-13
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995.

OR

     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  to

Commission File No. 33-19735-A

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

     Georgia                  58-1756713
(State of Incorporation)   (I.R.S. Employer Identification No.)

200 Plantation Chase, St. Simons Island, Georgia 31522
(Address of Principal Executive Offices)
(912) 638-0667
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X        No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common Stock, no par value per share: 2,336,982 shares issued and outstanding as of November 3, 1995, of which 897,230 shares are combined with a nondetachable Class A Warrant to purchase one additional share of Common Stock.

     Transitional Small Business Disclosure Format:  Yes _____  No    X
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                   September 30,     December 31,
                                       1995              1994
                                    (Unaudited)      (Unaudited)
Cash and due from banks             $ 2,653,201      $ 1,822,966
Federal funds sold                         - -              - -
  Total cash and cash equivalents   $ 2,653,201      $ 1,822,966
Investment securities:
 Securities available for sale,
  at fair values                      6,849,680        6,932,447
 Securities held to maturity
  (approximate market values of
  $3,264,220 (09-30-95) and
  $3,939,924 (12-31-94)               3,290,246        4,180,201
Loans, net                           58,718,064       45,230,357
Property and equipment, net           3,140,067        1,166,955
Other assets                            902,085        1,025,167
  Total Assets                      $75,553,343      $60,358,093

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
  Non-interest bearing deposits     $10,459,374      $ 5,522,946
  Interest bearing deposits          45,534,621       44,565,734
    Total deposits                  $55,993,995      $50,088,680
Notes payable                         6,545,000        3,350,000
Federal funds purchased               1,500,000        1,130,000
Other liabilities                       710,597          604,042
  Total Liabilities                 $64,749,592      $55,172,722

Commitments and contingencies

Shareholders' Equity:
 Common stock, no par value
 15 million shares authorized,
 2,265,152 (1995) and 1,367,922
 (1994) issued and outstanding      $ 1,367,922      $ 1,094,338
Paid-in-capital                       9,570,036        4,353,632
Retained earnings (deficit)            (119,185)        (153,079)
Unrealized (loss) on fair value
 of securities available for sale       (15,022)        (109,520)
  Total Shareholders' Equity        $10,803,751      $ 5,185,371
  Total Liabilities
   and Shareholders' Equity         $75,553,343      $60,358,093

 Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)


                                            Three Months Ended
                                              September 30,
                                            1995          1994

Interest income                        $ 1,750,175    $1,291,573

Interest expense                           776,275       504,691

Net interest income                        973,900       786,882

Provision for possible loan losses          77,959        59,382

Net interest income after provision
 for possible loan losses                  895,941       727,500

Other income:
 Fee income from mortgage subsidiary       137,266        63,302
 Gain (loss) on sale of securities            - -        (15,903)
 Other income                              125,654       123,624
  Total other income                       262,920       171,023

Salaries and benefits                      551,307       374,976
Depreciation and amortization               41,711        22,746
Regulatory fees and assessments              4,703        21,618
Supplies and printing                       64,255        27,888
Legal and professional                      41,714        27,073
Advertising                                 35,990        31,192
Other operating expenses                   550,111       284,143
 Total operating expenses                1,289,791       789,636

Net income before taxes                   (130,930)      108,887

Income taxes                               (59,100)       26,425

Net income/(loss)                      $   (71,830)   $   82,462

Net income/(loss) per share            $      (.03)   $      .06

Weighted shares outstanding              2,265,152     1,368,691


           Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)


                                            Nine Months Ended
                                              September 30,
                                            1995          1994

Interest income                        $5,003,963     $3,201,386

Interest expense                        2,297,398      1,242,407

Net interest income                     2,706,565      1,958,979

Provision for possible loan losses        233,822        174,790

Net interest income after provision
 for possible loan losses               2,472,743      1,784,189

Other income:
 Fee income from mortgage subsidiary      288,733        164,244
 Gain (loss) on sale of securities           - -         (32,268)
 Other income                             319,128        321,306
  Total other income                      607,861        453,282

Salaries and benefits                   1,358,277        954,080
Depreciation and amortization              96,437         61,638
Regulatory fees and assessments            53,823         72,410
Supplies and printing                     120,511         81,400
Legal and professional                    121,627         79,848
Advertising                                77,692         70,440
Other operating expenses                1,075,742        558,243
  Total operating expenses              2,904,109      1,878,059

Net income before taxes                   176,495        359,412

Income taxes                              142,601        171,521

Net income                             $   33,894     $  187,891

Net income per share                   $      .02     $      .14

Weighted shares outstanding             1,816,537      1,368,691


           Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)



                                                  Nine Months Ended
                                                    September 30,
                                                  1995           1994

Cash flows from operating activities:      $    537,061     $     75,246

Cash flows from Investing Activities:
  Purchase of fixed assets                   (2,069,549)        (103,227)
  (Increase) in loans                       (13,723,604)      (8,859,308)
  Sale of investment securities               1,558,491
  Maturity and paydowns
   of investment securities                   1,478,970        2,305,523
  Purchase of investment securities          (1,911,437)      (3,544,478)
Net cash used in investing activities      $(14,667,129)    $(10,201,490)

Cash flows from Financing Activities:
  Sale of common stock                     $  5,489,988     $        - -
  Increase in note payable and borrowings     3,565,000        3,983,888
  Increase in deposits                        5,905,315        6,012,034
Cash provided from financing activities    $ 14,960,303     $  9,995,922

Net increase in cash and cash equivalents  $    830,235     $   (130,322)
Cash and cash equivalents,
 beginning of period                          1,822,966        2,483,720
Cash and cash equivalents, end of period   $  2,653,201     $  2,353,398


Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1995



Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1994.


Note 2 - Significant Accounting Policies

Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of both the Company and the subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified, with no effect on net income, to conform to the current year presentation.

Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the subsidiaries' industries. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and recognizing expenses in the period incurred, without regard to the time of receipt or payment of cash.

Investment Securities. In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company adopted the provisions of SFAS No. 115 as of December 31, 1993. SFAS No. 115 requires the reporting of certain securities at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. (Prior to the adoption of SFAS No. 115, all investment securities were carried at amortized cost.) Management determines the appropriate classification of its investment securities at the time of purchase and accounts for them as follows:

(i) Held to maturity - The category of securities held to maturity are those investment securities that management has the intent and the Company has the ability at the time of purchase to hold until maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the straight line method over the estimated life of each security. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of income.

(ii) Available for sale - Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheets until these gains or losses are realized. The cost of investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of income.

(iii) Trading securities - Securities that are held principally for the purpose of selling in the near future are classified as trading securities. These securities are recorded at fair value. Both unrealized gains and losses are included in the consolidated statements of income. The Company currently has no securities classified as trading securities.

Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discounts, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the consolidated balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding.

Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated.
When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, the cash receipts on non-accrual loans are applied first to reduce principal rather than to principal and interest, as in accrual loans.

Classification of a loan as non-accrual is not necessarily indicative of a potential loss of principal. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluations of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible will be charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

Property and Equipment. Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. With limited exceptions relating to the method of depreciation, depreciation is computed using the straight line method over the estimated useful life of each of the corresponding assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.


Income Taxes. The Company and the Subsidiaries file consolidated income tax returns. The Company and the Subsidiaries adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" to be effective for the calendar year ended December 31, 1993. SFAS No. 109 utilizes the asset and liability method of accounting for income taxes rather than the deferred method which was previously utilized under Accounting Principles Board ("APB") Opinion 11. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

For years prior to 1993, the deferred method of accounting for income taxes was used. Deferred federal and state income taxes were based on income and expenses reported in different periods for financial statement and income tax purposes at the current statutory rate.

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Net Income/(Loss) Per Share. Net income/(loss) per share was computed by dividing net income by the weighted average number of shares outstanding for each period, as restated to give retroactive effect to the stock split.
Common stock equivalents in the form of outstanding stock warrants and options were not included in the determination of the weighted average number of shares outstanding due to their immaterial impact on dilution of income per share. Earnings per share of $.02 for the nine-month period ended September 30, 1995 may not be indicative of projected earnings (losses) for the year ending December 31, 1995, since, in effect, the Company has not reached maturity and the business of banking depends on many factors beyond the control of management.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital


Golden Isles Financial Holdings, Inc., St. Simons Island, Georgia (the "Company") was incorporated under the laws of the State of Georgia in 1987 for the purpose of becoming a holding company for its then proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the "Bank"). Upon commencement of the Bank's principal operations on July 2, 1990, the Company acquired 100 percent of the Bank's voting stock by injecting $4.5 million into the Bank's capital accounts. Deposits at the Bank are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

In late 1993, the Company formed two subsidiaries, First Credit Service Corporation, Brunswick, Georgia ("First Credit") and First Bank Mortgage Corporation, Brunswick, Georgia ("First Mortgage"). First Credit engages in consumer finance and credit related insurance activities, while First Mortgage engages in mortgage lending activities. The Company owns 100 percent of the voting shares of the Bank, First Credit and First Mortgage.

Total consolidated assets increased by $15.2 million to $75.6 million during the nine-month period ended September 30, 1995. The increase was generated primarily through a $5.9 million increase in deposits, a $5.5 million increase in equity and an increase of $3.8 million in borrowings and other liabilities. The new funds were primarily utilized: (i) to increase the loan portfolio by $13.5 million; (ii) to increase the investment in property and equipment by $2.1 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately and provide simultaneously for the credit needs of customers. The September 30, 1995 financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $2.7 million, representing 3.5% of total assets. Investment securities amounted to $10.1 million, representing 13.4% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note, however, that the Company's ability to maintain and expand its deposit base is a source of liquidity. For the nine-month period ended September 30, 1995, total deposits increased from $50.1 million to $56.0 million, representing an annualized increase of 15.7%. Borrowings as of September 30, 1995 consisted of the following: (i) $1.5 million from the federal funds market to satisfy a temporary increase in loan demand; (ii) $4.2 million from the Federal Home Loan Bank to accommodate loan demand from customers of First Mortgage (note that loans made by First Mortgage are generally sold within 45 days of origination); and (iii) $2.3 million from a subsidiary of Bank of America to accommodate the expanding loan portfolio of First Credit. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets provide adequate funds to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

As reflected below, the Bank maintains an adequate level of capitalization as measured both by its capital ratios and by the minimum capital requirements of the Bank's primary regulators.

                            Bank's       Minimum required
                        Sept. 30, 1995      by regulator
Leverage ratio                7.8%             4.0%
Risk weighted ratio          10.7%             8.0%

Note that the regulators expect a minimum leverage ratio of 5.0 percent to 6.0 percent for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.8 percent is well above the required minimum.

The Company filed a Registration Statement on Form SB-2 under the Securities Act of 1933. On May 31, 1994, the Registration Statement became effective.
As of September 30, 1995, 897,230 Units had been sold at an aggregate price of $5,831,995. These funds, net of $372,301 in offering costs, were injected into the Company's capital accounts and are reflected on the September 30, 1995 financial statements. Proceeds from the above sale are being utilized to expand the banking operations as well as the operations of First Credit and First Mortgage.


Results of Operations

Net income for the nine-month period ended September 30, 1995 amounted to $33,894 or $.02 per share. For the same nine-month period one year earlier, net income amounted to $187,891 or $.14 per share. The primary reason for the decline in income is attributed to the increased costs associated with the expanding operations of First Credit and First Mortgage. Four major items are of a particular interest when one compares the September 30, 1995 results to those of September 30, 1994:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,958,979 for the nine-month period ended September 30, 1994 to $2,706,565 for the same period one year later, representing an increase of $747,586 or 38.2%. This increase was attained because total earning assets increased from $52.8 million at September 30, 1994 to $68.9 million at September 30, 1995.

b. The net interest yield, defined as net interest income divided by interest earning assets, has increased from 4.94% for the nine-month period ended at September 30, 1994 to 5.24% for the nine-month period ended September 30, 1995. The increase is attributed to the fact that the growth in assets between September 30, 1994 and September 30, 1995 was centered in loans, the highest yielding asset category.

c. Other income for the nine-month periods ended September 30, 1995 and 1994 amounted to $607,861 and $453,282, respectively. Despite the increase in 1995, however, other income as a percentage of total assets remained the same for both years.

d. Operating expenses for the nine-month period ended September 30, 1995 and 1994 amounted to $2,904,109 and $1,878,059, respectively, representing an increase of $1,025,975, or 54.6%. Operating expenses represented an annualized 5.1% and 4.4% of total assets as of September 30, 1995 and 1994, respectively.

At December 31, 1994, the allowance for loan losses amounted to $656,231. By September 30, 1995, the allowance had grown to $784,437. The allowance for loan losses, as a percentage of gross loans, declined from 1.43% to 1.32% during the nine-month period ended September 30, 1995. The reason for the decline is attributed to the $5.0 million increase in loan balance at First Mortgage. These loans are viewed as less risky than other loans due to the fact that they are sold within 45 days from origination. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.
PART II - OTHER INFORMATION

     Item 1. Legal Proceedings. There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

     Item 2.   Changes in Securities.

               (a)  None.

               (b)  None.

     Item 3.   Defaults Upon Senior Securities.  None.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               (a) An annual meeting of the security-holders of the Company was held on July 25, 1995 (the "Annual Meeting"). As described below, numerous matters were submitted to a vote of the security-holders at the Annual Meeting.

               (b) The following individuals were elected directors of the Company at the Annual Meeting: L. McRee Harden, Michael D. Hodges, Russell
C. Jacobs, Jr., Gregory S. Junkin, Claude Kermit Keenum, Paul D. Lockyer, Jimmy D. Veal, and J. Thomas Whelchel.

                    All of the currently serving directors of the Company were elected at the Annual Meeting. Other than the directors identified above, the Company does not have any directors whose term of office continued after the Annual Meeting.

               (c) Of the 2,274,412 shares of Common Stock of the Company outstanding as of the date of the Annual Meeting, more than 50% of such shares were represented at the Annual Meeting (1,646,664 shares were represented by proxy and 96,939 shares were represented in person). Accordingly, a quorum was present at the Annual Meeting.

                    The following is a description of each matter voted upon at the Annual Meeting and a breakdown of the voting with respect to each matter.

                    (i)  Proposal to Amend the Company's Bylaws to
Provide That Shareholder Action Could Be Taken By Plurality Vote: Prior to the Annual Meeting, the Company's Bylaws provided that, except as otherwise required by Georgia law or the Company's Articles of Incorporation or Bylaws, a majority of the shares represented (and entitled to vote) at a shareholder meeting at which a quorum of shares was present would determine any matter coming before the meeting. The result of this rule was that abstentions were treated as negative votes. The proposal submitted to the shareholders called for an amendment to the Company's Bylaws to provide that shareholder action, including the election of directors, be determined by a plurality vote. Such an amendment would result in an action being approved by the Company's shareholders at a properly constituted meeting so long as there were more votes in favor of such action than there were votes against it, with abstentions having no effect. A total of 1,479,198 shares voted in favor of this proposal, 157,264 shares voted against the proposal, and 16,297 shares abstained. Therefore, the proposal was approved.

                    (ii) Proposal to Amend the Company's Articles of Incorporation and Bylaws to Alter Shareholder Quorum Requirements: Prior to the Annual Meeting, (1) the Company's Bylaws provided that the presence in person or by proxy of the holders of more than one-half of the shares outstanding and entitled to vote was required for business to be conducted at a shareholders' meeting; and (2) the Company's Articles of Incorporation did not contain a provision regarding requirements for a quorum. The proposal submitted to the shareholders called for amendments to the Company's Bylaws and Articles of Incorporation to reflect that the quorum requirements for a shareholders' meeting would consist of the presence in person or by proxy of the holders of not less than one-third of the shares outstanding and entitled to vote. A total of 1,479,648 shares voted for this proposal, 185,776 shares voted against the proposal, and 16,585 shares abstained. Therefore, the proposal was approved.

                    (iii) Election of Directors: A proposal was submitted to the shareholders to elect the individuals named in paragraph (b) above as the directors of the Company for a term of one year. The proposal was approved, with all candidates receiving the same number of votes. A total of 1,647,004 shares voted in favor of the proposal, 87,964 shares voted against the proposal, and 8,835 shares abstained.

                    (iv) Proposal to Amend the Company's Articles of Incorporation to Increase the Amount of Authorized Shares of Common Stock to Fifty Million Shares: Prior to the Annual Meeting, the Company's Articles of Incorporation, as amended, authorized the issuance of up to an aggregate of 15 million shares of Common Stock. The proposal submitted to the shareholders called for an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 50 million. The proposal was approved. A total of 1,481,840 shares voted for the proposal, 196,530 shares voted against the proposal, and 17,228 shares abstained.

                    (v)  Proposal to Approve the Company's 1995 Stock
Option Plan: A proposal was submitted to the shareholders to the effect that they approve the Company's 1995 Stock Option Plan (the "Plan"). The following is a summary of the description of the Plan which was contained in the Proxy Statement which was delivered to the shareholders in connection with the Company's Annual Meeting.


DESCRIPTION OF THE PLAN

Administration

     The Plan will be administered by the Company's Board of Directors or a committee appointed by the Board, which Committee shall consist of not less than 3 directors (for purposes of this description, the Board of Directors or such committee in its administrative role shall be referred to as the "Committee"). Subject to the terms of the Plan, the Committee will have full authority to determine the persons to whom options ("Options") under the Plan will be granted ("Optionee"), to determine the amount of shares of Common Stock subject to the Option and the Option's exercise price, and to interpret and determine any and all matters relating to the administration of the Plan and the granting of Options thereunder. Options granted under the Plan will be granted subject to a written agreement, in a form approved by the Committee, between the Company and the Optionee ("Option Agreement"). The Option Agreement will set forth the terms and conditions of the Option, including the effect on the Optionee's and beneficiaries' rights under the Option of death, disability, termination of employment, or retirement of the Optionee or the occurrence of any other event determined by the Committee to be appropriate.

Stock Options

     Options may be intended to qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"), or as options not intended to qualify for such treatment ("Non-qualified Options"), or a combination of Incentive Stock Options and Non-qualified Options. Not more than 200,000 shares will be covered by Incentive Stock Options, and not more than 50,000 shares will be covered by Non-qualified Options. The exercise price of an Incentive Stock Option shall not be less than the "fair market value" (as defined in the Plan) of the shares covered by the Option on the grant date. If the Optionee, at the time of the grant, owns more than ten percent of the voting power of the Company's stock or, if applicable, a subsidiary or a parent of the Company (a "Ten-Percent Shareholder"), then the option price per share of such Incentive Stock Option shall be not less than 110 percent of the fair market value of the shares covered by the Option on the grant date.

     Options shall be exercisable for a term of not more than ten years from the date of grant and shall be subject to earlier termination as provided in the Option Agreement. In the event an Incentive Stock Option is granted to an Optionee who, at the time of grant, is a Ten-Percent Shareholder, then such Incentive Stock Option shall not be exercisable more than five years from the option grant date. No Optionee may be granted an Incentive Stock Option to the extent that the aggregate fair market value (determined as of the date of the grant) of the stock with respect to which Incentive Stock Options of the Company or of any of its subsidiaries first become exercisable during any calendar year exceeds $100,000.

Eligibility; Common Stock Subject to the Plan

     Options may be granted under the Plan to officers, directors and other employees of the Company or any of its subsidiaries as the Committee shall determine. Subject to adjustment as provided in the Plan for stock splits, reverse stock splits, stock dividends and combinations, the total number of shares of Common Stock with respect to which Options may be granted is 250,000 shares. Shares subject to Options which expire or are terminated without exercise shall again become available under the Plan.

     The Plan is intended to encourage directors, officers and employees of the Company and its subsidiaries to acquire or increase their ownership of Common Stock on reasonable terms, to provide compensation opportunities, including compensating directors in lieu of cash fees, to reward outstanding achievement for the benefit of the Company and any of its subsidiaries, such as in the attainment of business production goals and general growth of the Company's businesses, and to assist in attracting and retaining highly qualified and motivated individuals in the Company and its subsidiaries. The Plan will terminate not later than April 20, 2005 (ten years after the date on which it was adopted by the Company's Board of Directors).

     Upon approval of the Plan by the shareholders, the Board of Directors will terminate the Company's 1991 Nonstatutory Stock Option Plan under which options covering 57,585 shares of Common Stock will still have been available for grant.

     A total of 1,477,849 shares voted for the proposal to approve the Plan, 209,841 shares voted against the proposal, and 22,024 shares abstained. Therefore, the proposal was approved.

     (vi) Proposal to Approve Restricted Stock Grants to Directors and
Officers: A proposal was submitted to the shareholders to approve a plan to grant restricted stock to the following officers and directors of the Company in the following amounts:

                     Director       Officer        Total
Name                   Award         Award         Award
Michael D. Hodges     1,615                       1,615
L. McRee Harden       3,000                       3,000
Russell C. Jacobs, Jr.3,000                       3,000
C. Kermit Keenum      3,000                       3,000
J. Thomas Whelchel    3,000         7,325        10,325
Paul D. Lockyer       3,615         7,385        11,000
Gregory S. Junkin     3,615        11,700        15,315
Jimmy D. Veal         3,615        11,700        15,315

     The shares of stock to be granted pursuant to this proposal were to be restricted as follows: The shares were to be restricted over a period of seven years from the date of the Annual Meeting. Each year, one-seventh of the shares was to be freed from restriction. The shares which at any time remained subject to the restrictions would be subject to forfeiture if the recipient at any time during the restriction period was no longer a member of the Board of Directors or an officer of either the Company or a subsidiary of the Company. The restrictions were to expire upon a change of control of the Company. In addition, the Board of Directors was to have the authority, by majority action, to waive the restrictions with respect to all or part of the restricted stock of a recipient in the event of retirement, death or disability of the recipient.

     A total of 1,368,359 shares voted for the proposal, 257,710 shares voted against the proposal and 35,440 shares abstained. Therefore, the proposal was approved.

     (d)  None

    Item 5.    Other Information.  None.

    Item 6.    Exhibits and Reports on Form 8-K.

               (a) Exhibits

    Exhibit No.:         Description

    3.(i) Restatement and Amendment of the Articles of Incorporation of the Company, effective August 24, 1995.

    3.(ii)               By-Laws of the Company.

    10.(i)               Golden Isles Financial Holdings, Inc. 1995
                         Stock Option Plan

    10.(ii)              Restricted Stock Grant Agreement

    10.(iii)             Option Agreement

    27                    Financial Data Schedule

               (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                              (Registrant)

November 3, 1995                   By:  /s/ Paul D. Lockyer

                                Paul D. Lockyer
                                President, Chief Operating Officer and
                                Chief Financial Officer

INDEX TO EXHIBITS

                     Exhibit                                     Sequential
Number              Description             Page Number

3.(i)                Restatement and           18
                     Amendment of the
                     Articles of Incorporation
                     of the Company, effective
                     August 24, 1995

3.(ii)               By-Laws of the Company    22

10.(i)               Golden Isles Financial    38
                     Holdings, Inc.
                     1995 Stock Option Plan

10.(ii)              Restricted Stock          45
                     Grant Agreement

10.(iii)             Option Agreement          50

27                   Financial Data Schedule   56