Form 10KSB
period 1995-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1996-04-01
CIK 828749

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549
__________________________
FORM 10-KSB
__________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995
__________________________
Commission File Number 0-27448

GOLDEN ISLES FINANCIAL HOLDINGS, INC.

A Georgia Corporation
(IRS Employer Identification No. 58-1756713)
200 Plantation Chase
St. Simons Island, Georgia 31522
(912) 638-0667
____________________________
Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None
____________________________
Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Units (consisting of one (1) share of Common Stock and one (1) Class A
Warrant)
(Title of Class)

Common Stock
(Title of Class)

Class A Warrants
(Title of Class)
____________________________
Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The Registrant's revenues for the fiscal year ended December 31, 1995 were $7,893,810.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 1, 1996, including Common Stock held
in the form of Units, was $12,467,110.   As of such date, no organized trading
market existed for the Common Stock and/or Units of the Registrant. The aggregate market value of the Common Stock held by nonaffiliates was computed by reference to the estimated fair market value of the Company's Common Stock as of December 31, 1995 (i.e., $6.50 per share). The estimated fair market value was determined based upon isolated purchase/sale transactions which occurred with respect to the Company's Common Stock during fiscal year 1995. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1996, including Common Stock held in the form of Units: 2,336,982 shares of no par value Common Stock, of which 897,230 shares are held in the form of Units.

Transitional Small Business Disclosure Format:
Yes        No  X

DOCUMENTS INCORPORATED BY REFERENCE

None


PART I

Item 1.Description of Business

A.Business Development.

     Golden Isles Financial Holdings, Inc. ("GIFH") was incorporated under the laws of the State of Georgia on September 8, 1987, but conducted only organizational activities until its initial public offering closed on January 31, 1990. GIFH used the proceeds of that offering to acquire all of the capital stock of The First Bank of Brunswick, Brunswick, Georgia (the "Bank"), a state-chartered Georgia bank.

     The Bank opened for business on July 2, 1990, to engage in a general commercial banking business in Glynn County, Georgia. Since that date, the Bank has engaged in a general commercial banking business, emphasizing the banking needs of individuals and small-to medium sized businesses in its primary service area. Prior to 1995, the Bank had only one branch, which was located in Brunswick, Georgia. In 1995, the Bank opened a second full service branch in St. Simons Island, Georgia.

     In September, 1993, GIFH received approval to establish and operate First Bank Mortgage Corporation ("FBMC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing mortgage loans. FBMC has, since then, engaged in the mortgage loan business. During 1993, FBMC operated from a single branch, which was located in St. Simons Island, Georgia. In 1995, FBMC opened two additional branches, one in Savannah (Chatham County), Georgia and the other in Blairsville (Union County), Georgia. In addition, in January 1996, FBMC opened a fourth office, which is located in Memphis, Tennessee. All of these branches remain operational as of March 1, 1996.(1)

     In 1995, in addition to expanding to new locations, FBMC also revised and expanded the scope of its business. Prior to 1995, FBMC was simply a mortgage broker, i.e., it brokered loans which were underwritten and funded by other lenders. Commencing in 1995, FBMC began to underwrite and fund mortgage loans originating in its own offices, by various mortgage brokers and by rural banks in Georgia, Arkansas, Tennessee and North Carolina, and to provide warehouse lines of credit for other mortgage lenders.

     Also in September, 1993, GIFH received approval to establish and operate First Credit Service Corporation ("FCC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing consumer
loans, as well as offering credit-related insurance on such loans.   FCC has,
since then, engaged in the consumer loan business. During 1993, FCC had only one operating branch, which was located in Brunswick, Georgia. In 1994, FCC opened a second branch in Kingsland, Georgia. In 1995, FCC opened two additional branches, one in Savannah, Georgia and the other in Waycross, Georgia, and in February, 1996, a fourth branch, in Martinez, Georgia.

     Beginning May 31, 1994, the Company conducted a secondary public offering of securities (the "Secondary Offering") pursuant to which GIFH offered for sale a minimum of 769,832 and a maximum of 1,538,462 units (the "Units") at a price of $6.50 per Unit. Each Unit consists of one share of Common Stock of GIFH and one non-detachable Class A Warrant to purchase one share of the Common Stock. Each Class A Warrant expires on May 31, 1998, and entitles the holder to purchase an additional share of the Common Stock at a price of $7.25

(1)In 1994, FBMC also opened a branch in Kingsland, Georgia, and, in 1995, FBMC opened branches in Tampa, Florida and Jacksonville, Florida. However, due to insufficient personnel to operate the Kingsland, Tampa and Jacksonville branches, each of such offices was closed after being in operation for less than six months.
if exercised on or before May 31, 1996, $8.25 if exercised on or before May 31, 1997, and $9.50 if exercised on or before May 31, 1998. The Secondary Offering closed as of March 31, 1995. GIFH accepted subscriptions for a total of 897,230 Units, with total proceeds received by GIFH in connection with such subscriptions amounting to $5,831,995. The proceeds were held in escrow until May 11, 1995, whereupon $5,500,000 was released from escrow to GIFH. The balance of the proceeds held in escrow was released to GIFH on July 25, 1995.

B.   Business.

1.   Services Offered by GIFH's Subsidiaries.

     The Bank conducts a general commercial and retail banking business, emphasizing in its marketing the Bank's local management and ownership. The Bank accepts the usual types of demand, savings, and time deposits of individuals, partnerships and corporations and offers commercial and retail checking accounts, Super NOW accounts, money market accounts, individual retirement accounts and certificates of deposit. The Bank makes various types of level term and installment loans, both personal and commercial, and makes and services long-term mortgage loans, as well as individual and business loans. The Bank acts as an issuing agent for U.S. savings bonds, traveler's checks, money orders and cashier's checks, and it offers collection teller services, including wire transfer services. The Bank also offers safe deposit boxes and a night depository facility. The Bank provides these services from two branches, one in Brunswick, Georgia, and the other in St. Simons Island, Georgia.

     Since its inception in September 1993, FBMC has been engaged in the mortgage business. In 1995, FBMC expanded the scope of its busines to include: (i) retail mortgage lending; (ii) equity mortgage lending; (iii) correspondent bank operation; and (iv) warehouse lending. The retail mortgage lending line of business consists of originating, underwriting and funding mortgage loans to individuals with good credit histories. These loans are originated in all four of FBMC's offices. The equity mortgage lending line of business consists of underwriting and funding mortgage loans to individuals with less than perfect credit. These equity mortgage loans are originated in FBMC's Savannah office. In addition, FBMC employs four account executives who solicit equity mortgage loans from mortgage brokers throughout the Southeast. The correspondent bank operation consists of purchasing, processing, underwriting and funding mortgage loans which originate from various rural banks in Georgia, Arkansas, Tennessee and North Carolina. The correspondent bank operation is conducted through FBMC's Blairsville office. The warehouse lending operation consists of providing lines of credit to other mortgage lenders. This line of business is operated from FBMC's St. Simons Island office. Mortgage loans funded by FBMC are sold in the secondary market.

     Since its inception in September 1993, FCC has engaged in the consumer finance business, i.e., it originates, makes, acquires, and services consumer loans, as well as offers credit related insurance on such loans, to the general public. The primary areas serviced by FCC are Glynn, Camden,
Columbia, Chatham and Ware/Pierce Counties, Georgia.   FCC operates from
several leased facilities which are described in Item 2 below.

     GIFH owns 100% of the capital stock of the Bank and of both FBMC and FCC. The principal role of GIFH is to supervise and coordinate the activities of its subsidiaries and to provide the subsidiaries with capital. GIFH derives all of its income from dividends from its subsidiaries and any interest it earns on funds it holds.

2.   Market Area and Competition.

     The Bank, FBMC and FCC derive many of their customers from and conduct a significant portion of their business transactions within a primary service area encompassing the mainland of Glynn County, St. Simons Island and Camden County, Georgia. The population of Glynn County was 61,807 in 1987, 64,737 in 1990 and is projected to reach 74,546 by the year 2000. Total dwelling units are expected to increase from 24,085 in 1987 to 31,182 in the year 2000. The population of Camden County was 30,167 in 1990 and is projected to approach 42,000 by the year 2,000. The area includes well-known resort, retirement and convention destinations, with local industry oriented towards tourism and leisure activities. In addition, however, the economy of Glynn County is fairly diversified, the top five industries ranked by total employment being: a pulp mill, seafood processing, restaurants, hotel/motels and chemical processing. The economy of Camden County is also fairly diversified, the top five industries ranked by employment being: paper and allied products, food products, chemicals and related products, lumber and wood products and apparel. In addition, the U.S. Navy has a major base at Kings Bay in Camden County, which serves as the home port of nuclear submarines and related vessels. The local economy is also supported by the Federal Law Enforcement Training Center, which processed approximately 22,000 federal agents in 1995. The center employs approximately 1,600 people and represents numerous federal agencies.

     Management expects the relatively high level of growth and increased commercial activity experienced by Glynn County and adjacent Camden County to continue, providing a favorable environment for its operating subsidiaries. However, there is no assurance that population growth and ongoing economic development will continue, or that the subsidiaries will be able to exploit the growth and development profitably even if they continue.

The Bank

     The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions. During 1995, there were five commercial banks in the Bank's retail market area, three of which were owned by holding companies located outside Glynn County. In addition, during 1995, the Bank competed with two savings banks and five credit unions having offices in Glynn County. Management estimates that as of December 31, 1995, deposits in Glynn County totaled $850 million with the Bank having approximately 8.1% of such deposits.

     Banks affiliated with out-of-state financial institutions have entered Georgia in recent years to offer limited financial services, including lending and deposit gathering activities. Moreover, on March 16, 1994, the Georgia legislature adopted a reciprocal interstate banking law which became effective on July 1, 1995. In essence, the new law permits bank holding companies headquartered in states outside of Georgia to acquire Georgia banks, provided that Georgia bank holding companies may likewise make bank acquisitions in the reciprocal state. In addition, on September 29, 1994, the United States Congress adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). The Riegle-Neal Act provides phased-in authority for banking organizations to acquire banks across state lines and for the acquisition or establishment of interstate branches. Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed bank holding company headquartered in a state outside of Georgia may acquire a Georgia bank without regard to whether such acquisition is permissible under Georgia law.

     In general terms, regional interstate banking laws, federal interstate banking laws and initiatives enacted or currently being considered by the United States Congress, as well as other federal and state laws, have caused and will continue to cause increased competition from both conventional banking institutions and other businesses offering financial services and products within the financial services industry in Georgia. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Bank does not expect to provide in the near future. By virtue of the greater total capitalization of such institutions, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. To compete, the Bank relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

FBMC

     With respect to FBMC's retail mortgage lending line of business, the mortgage origination business is extremely competitive in FBMC's current service areas. In Glynn County, in calendar year 1995, approximately $241 million in mortgage loans, consisting of 2,900 loans, were made by lenders. FBMC closed $17 million in mortgage loans related to Glynn County in 1995, or approximately 7.0% of the total volume. FBMC's major competitors in connection with this line of business, are (i) in Glynn County, three large lenders who in 1995 closed approximately 58% of the total dollar volume of loans secured by real estate; (ii) in Union County, two large lenders who in 1995 closed approximately 95% of the total dollar volume of loans secured by real estate; (iii) in Chatham County, eleven large lenders who in 1995 closed at least 50% of the total dollar volume of loans secured by real estate; and
(iv) in Shelby County, Tennessee, five large lenders who in 1995 closed approximately 56% of the total dollar volume of loans secured by real estate. In other words, in each of its service areas, with respect to the retail mortgage lending line of business, FBMC is competing with several large mortgage originators.

     With respect to its warehouse line of credit line of business, FBMC's competitors are companies such as GE Capital Mortgage Services, CoreStates, and Fleet Mortgage. With respect to FBMC's equity mortgage loan line of business in its service area, FBMC's major competitors are companies such as Ford Credit, Equicon and GE Capital Mortgage Services. As a new entrant, FBMC is currently a relatively minor player in these lines of businesses. However, unlike in the retail mortgage lending line of business, the relevant "service area" in these lines of business is the entire Southeastern United States. As a result, management believes that FBMC is well positioned to expand its share of this huge market through superior quality of service, personal attention and taking advantage of "niche" opportunities.

     FBMC does not have significant competition in its correspondent banking line of business. As a result, management believes that this line of business will grow significantly in the foreseeable future.

FCC

     There are thirteen consumer finance companies in Brunswick (including
FCC), with an estimated total outstanding loan portfolio of $28 million. Additionally, numerous credit unions, banks and savings and loan associations make consumer loans in FCC's market. Among consumer finance companies which presently operate in this service area, American General Finance, Commercial Credit and First Family Financial together hold at least 50% market share. FCC competes most directly with these three companies.

     Kingsland, where FCC opened its second branch in July 1994, is currently serviced by two other relatively strong finance companies, First Family Finance and Pioneer Credit, and a few other smaller companies. However, Kingsland is a market with unusual opportunities, not only because of its anticipated growth through the remainder of the decade, but also because much of its population is currently serviced out of Jacksonville rather than through local lenders. Management believes that FCC's branch in Kingsland can effectively compete with the Florida-based lenders who control a significant portion of the market share in Camden County.

     Savannah, where FCC opened its third branch in June 1995, is currently serviced by thirty-five consumer finance companies, with an estimated total outstanding loan portfolio of approximately $85 million. Several credit unions and banks are also involved in the Savannah consumer lending market. In Savannah, FCC competes most directly with Ford Motor Credit, Associate Finance, American General Finance and Commercial Credit.

     Waycross (Ware/Pierce County), where FCC opened its fourth branch in August 1995, is currently serviced by ten consumer finance companies. FCC's main competitors in this service area are Security Pacific, First Family Finance and Fleet Finance.

     In Martinez (Columbia County), where FCC opened its fifth branch in February, 1996, FCC's primary competitors are American General and Associate Finance, both of which are located in neighboring Richmond County, and several banks.

     In its Brunswick and Martinez offices, FCC operates under a Georgia Industrial Loan Act ("GILA") license. In early March 1996, FCC applied for a GILA license for its Kingsland office and expects to receive approval for such license shortly. The ability to make consumer loans under a GILA license is a significant competitive advantage, which FCC intends to exploit to its fullest potential. Generally, FCC's ability to expand its business has been enhanced by the increase, effective May 16, 1995, in the line of credit from BankAmerica Business Credit, Inc. from $4 million to $8.5 million.

3. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheets of GIFH for the years ended December 31, 1995 and 1994. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities.

AVERAGE CONSOLIDATED ASSETS
                                   Year Ended December 31,
                                        1995         1994
                                     (in thousands)

Tax exempt securities               $    307         $466
Taxable securities                     9,787        9,863
Federal funds sold                     1,934          497
Net loans                             53,321       40,194
Total earning assets                  65,349       51,020
Other assets                           8,475        3,533
Total assets                         $73,824      $54,553

AVERAGE CONSOLIDATED LIABILITIES AND SHAREHOLDERS' EQUITY

                                   Year Ended December 31,
                                        1995         1994
                                    (in thousands)

Non-interest bearing deposits      $   6,047       $4,919
NOW and money market deposits         13,361       13,265
Savings deposits                         836          805
Time deposits                         38,144       27,405
Federal funds purchased                  161          251
Borrowings                             5,085        2,632
Other liabilities                        641          279
Total liabilities                     64,275       49,556
Shareholders' equity                   9,549        4,997

Total liabilities and
 shareholders' equity                $73,824      $54,553

The following is a presentation of an analysis of the net interest earnings of GIFH for 1995, with respect to each major category of interest-earning asset and each major category of interest-bearing liability.

Year Ended December 31, 1995
(in thousands)
                                        Average
                                                    Average
                                        Amount         Interest
                                                             Yield/Rate
Assets
       Tax-exempt securities(5)                $    307    $      12       4.46%
       Taxable securities          9,787            578        5.91%
       Federal funds sold          1,934            115        5.95%
       Net loans(1, 2)            53,321          6,332       11.88%
       Total earning assets      $65,349         $7,037       10.77%

Liabilities
       NOW and money market
       deposits                  $13,361         $  414        3.10%
       Savings deposits              836             24        2.87%
       Time deposits              38,144          2,276        5.97%
   Federal funds purchased           161           10       6.21%
       Borrowings                  5,085            457        8.99%
       Total interest-
    bearing liabilities           $57,587          $3,181       5.52%

    Interest spread(3)                                           5.25
    Net interest income                              $3,856
       Net yield on interest earning
                            assets(4)                             5.90%

(1) At December 31, 1995, loans aggregating $411 were on non-accrual status.
(2) Interest earned on net loans includes $288 in loan fees and loan service fees. FCC earned $937 in interest income during 1995.

(3) Interest spread is computed by subtracting the average rate, or cost of funds (5.52%) from the average yield on earning assets (10.77%).

(4) Net yield on interest earning assets is computed by dividing net interest income ($3,856) by total earning assets ($65,349).

(5) The yield on tax exempt securities is computed by using the tax equivalent basis.

     The following is a presentation of an analysis of the net interest earnings of GIFH for 1994, with respect to each major category of interest-earning asset and each major
category of interest-bearing liability.

Year Ended December 31, 1994
(in thousands)

                                        Average
                                        Average
                                        Amount          Interest
Yield/Rate

Assets
       Tax-exempt securities(5)                    $466          $19       6.18%
       Taxable securities          9,863            476        4.83%
       Federal funds sold            497             18        3.62%
       Net loans(1, 2)            40,194          4,049       10.07%
       Total earning assets  $51,020             $4,562        8.96%

Liabilities
       NOW and money market
       deposits                  $13,265           $391       2.95%
      Savings deposits               805             20        2.48%
       Time deposits              27,405          1,196        4.36%
       Federal funds purchased                      251           12       4.78%
       Borrowings                  2,632            194        7.37%
       Total interest-
       bearing liabilities       $44,358         $1,813        4.09%

       Interest sprea(3)                                       4.87%
       Net interest income        $2,749
       Net yield on interest earning assets(4)                             5.39%

(1)  All loans were accruing interest at December 31, 1994.

(2) Interest earned on net loans includes $220 in loan fees and loan service fees. FCC earned $465 in interest income during 1994.

(3) Interest spread is computed by subtracting the average rate, or cost of funds (4.09%) from the average yield on earning assets (8.94%).

(4) Net yield on interest earning assets is computed by dividing net interest income ($2,749) by total earning assets ($51,020).

(5) The yield on tax exempt securities is computed by using the tax equivalent basis.

4.   Rate/Volume Analysis of Net Interest Income.

     The following shows the effect on interest income, interest expense and net interest income due to changes in average balances and rates for the years therein indicated. The effect of a change in average balances has been determined by multiplying the average rate in the earlier period by the difference in average balances between both time periods.

     The change in interest due to volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Year Ended December 31, 1995
   Compared to
Year Ended December 31, 1994
Increase (decrease) due to:

                                Volume           Rate        Total
Interest earned on:
(in thousands)
 Tax-exempt securities         $     (4)     $    (3)     $    (7)
 Taxable securities                  (4)          106          102
 Federal funds sold                   79           18           97
 Net loans                         1,472          811        2,283
 Total interest income            $1,543        $ 932       $2,475

Interest paid on:
 NOW and money market
   depos its                    $      3       $   20       $   23
 Savings deposits                      1            3            4
 Time deposits                       556          524        1,080
 Federal funds purchased             (4)            2          (2)
 Borrowings                          213           50          263
 Total interest expense              769          599        1,368
 Change in net interest income
                                   $ 774         $333       $1,107

 Year Ended December 31, 1994
    Compared to
  Year Ended December 31, 1993
Increase (decrease) due to:

                                   Volume           Rate     Total
Interest earned on:
(in thousands)
  Tax-exempt securities              $18          $--          $18
  Taxable securities                 112         (23)           89
  Federal funds sold                (15)            6          (9)
  Net loans                        1,098          366        1,464
  Total interest income           $1,213         $349       $1,562

Interest paid on:
  NOW and money market
     deposits                        $40        $(18)          $22
  Savings deposits                     7          (1)            6
  Time deposits                      349          (4)          345
  Federal funds purchased              9            1           10
  Borrowings                         182            1          183
  Total interest expense             587         (21)          566
  Change in net interest income
                                    $626         $370         $996

     5.   Deposits Analysis.

     The Bank offers a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area. Customers are obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. From time to time, the Bank purchases large denomination certificates of deposit from financial institutions located outside of the Bank's primary area. Generally, this takes place when these funds can be obtained at rates which are significantly lower than rates the Bank must pay to obtain deposits locally. At no time do these deposits exceed 15% of total deposits.


    The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

    The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories.


Year Ended December 31, 1995

                                        Average       Average Rate
                                        Amount           Paid
                                             (in thousands)
Deposit Category

 Non-interest bearing demand deposits      $ 6,047 Not Applicable
 NOW and money market deposits               13,361          3.10%
 Savings deposits                          836               2.87%
 Time deposits                          38,144               5.97%
 Total deposits                        $58,388               4.65%

                                       Year Ended December 31, 1994

                                        Average       Average Rate
                                        Amount           Paid
                                             (in thousands)
Deposit Category

 Non-interest bearing demand deposits       $4,919 Not Applicable
 NOW and money market deposits          13,265               2.95%
 Savings deposits                          805               2.48%
 Time deposits                          27,405               4.36%
 Total deposits                        $46,394               3.46%


 The following table indicates outstanding amounts of time certificates of deposit of $100,000 or more, and respective maturities, at December 31, 1995.

                            Time Certificates
                              of Deposit
                            (in thousands)

3 months or less                    $3,630
3 to 6 months                        2,540
6 to 12 months                       2,505
over 12 months                       1,779

Total                              $10,454

6.  Loan Portfolio Analysis.

    Loans made by the Bank accounted for approximately 91.6% of the consolidated loan portfolio at December 31, 1995, and loans made by FCC accounted for the remaining 8.4%. At December 31, 1994, loans made by the Bank accounted for approximately 92.75% of the consolidated loan portfolio, and loans made by FCC accounted for the remaining 7.25%. GIFH engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

    Commercial lending is directed principally towards businesses whose demands for funds fall within GIFH's legal lending limits and which are potential deposit customers of the Bank. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership, or corporate borrowers. GIFH places particular emphasis on loans to small and medium sized businesses.

    GIFH's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans and pre-approved lines of credit to individuals. This category of loans includes lines of credit and term loans secured by second mortgages on residences for a variety of purposes, including home improvements, education and other personal expenditures.

    GIFH's real estate loans consist of residential and commercial first and second mortgages.

    The following table presents various categories of loans contained in the consolidated Company's loan portfolio as of December 31, 1995 and 1994 and the total amount of all loans for such periods.

                                         As of December 31,
                                              1995          1994
                                           (in thousands)
Type of Loan

Domestic:
Commercial, financial and
agricultural                               $17,455       $15,833
Real estate - construction                   4,719         2,843
Real estate - mortgage                      27,966        22,292
Installment and other
 loans to individuals                        6,793         4,931
Other                                          206      --
Subtotal                                   $57,139       $45,899
Allowance for loan
 losses and unearned interest                (718)              (669)
  Total (net of allowance)                 $56,421       $45,230



     The following is a presentation of an analysis of maturities of loans as of December 31, 1995.
                                           Due in              Due
                                Due in      one     after
                               one year            to five     five
                                or less             years     years     Total
                                                 (in thousands)
Commercial, financial
 and agricultural         $10,161             $4,622     $2,672      $17,455
Real estate - construction  3,989                730      --           4,719
  Total                   $14,150             $5,352     $2,672      $22,174

    In GIFH's experience, some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

    The following is an analysis of sensitivities of loans to changes in interest rates as of December 31, 1995. The figures exclude installment and other personal loans.

                                Due in  Due in one           Due after
                               one year            to five     five
                                or less             years     years     Total
                                                (in thousands)
Type of Loan

Fixed rate loans   $  1,671             $2,313    $   442             $ 3,861
Variable-rate loans  12,479              3,039      2,230              18,313
  To                $14,150             $5,352     $2,672             $22,174


    The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 1995 and 1994:

   As of December 31,
  1995  1994
     (in thousands)

Loans accounted for on a non-accrual basis:
  Amount                                                $411            $--

Accruing loans which are contractually past due 90 days or more as to principal and interest:
  Amount                                                  $8            $--

Loans defined as "troubled debt restructurings":
  Amount                                                 $--            $--

Loans now current, but for which there are serious doubts as to the borrower's ability to comply with existing terms:
  Amount                                                $483         $1,337


          As of December 31, 1995, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which:

          (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources; or

          (ii) represent material credits about which management possesses knowledge, causing them to doubt receipt of payment in accordance with present loan repayment terms.

     At December 31, 1995, GIFH had loans with aggregate balances of $483 thousand for which payments presently are current. The borrowers for those loans, however, are experiencing financial difficulties. These loans, which are on the "watch" list, are subject to constant management attention and their classification is reviewed on a quarterly basis.

     Loans are generally placed on non-accrual status when principal or interest becomes 90 days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued and not received in the current year is reversed against the current year's income. All interest accrued in prior years and still unpaid is charged against the allowance for loan losses. Cash receipts on non-accrual loans are applied to reduce principal, rather than to principal and interest as in accruing loans. The balance classified as non-accruing represents the net realizable value of the account, which is the most realistic estimate of the amount GIFH expects to collect in final settlement. If the account balance exceeds the estimated net realizable value, the excess is written-off at the time this determination is made.

     At December 31, 1995, loans amounting to $411 were on non-accrual status. With the exception of the loans discussed above, there are no other loans which are not herein disclosed about which management possesses knowledge causing them to doubt receipt of payment in accordance with present loan repayment terms.

7.   Summary of Loan Loss Experience.

     An analysis of the Bank's loss experience, including a breakdown for possible loan losses, is furnished in the following table for the years ended December 31, 1995 and 1994.

                                               Year Ended December 31,
                                                      1995        1994
                                                   (in thousands)

Balance at beginning of period                     $   656        $476
Charge-offs                                           (338)       (44)
Recoveries                                              18           3
Net charge-offs                                       (320)       (41)
Provision charged to operations                        382         221
Balance at end of period                              $718        $656
Total loans at end of year                         $57,159     $45,900

Ratio of allowance for loan losses to total loans
   outstanding during the period                     1.26%       1.43%
Rato of net charge-offs to average loans
   outstanding during the period.                     .60%        .10%

At December 31, 1995 and 1994, the allowance was allocated as follows.

                                    Percent of               Percent oF
                   Loans in Each                           Loans in Each
                  Category to                           Category to
                        Amount   Total Loans    Amount   Total Loans

                         1995                                       1994
                                         (in thousands)

Commercial, financial
and agricultural        $269      30.5%                $285             34.5%
Real estate - const       60     8.3%                    40              6.2%
Real estate - mortgage   288    48.9%                   250             48.6%
Installment and other
    loans to individuals  65   11.9%                    50             10.7%
Unallocated                6     .4%                    31             --
Other                      30                --                        --
Total                     $718    100.0%             $656     100.0%



8.   Loan Loss Reserve.

     In considering the adequacy of GIFH's allowance for possible loan losses, management has focused on the fact that as of December 31, 1995, 30.5% of outstanding loans are in the category of commercial and construction loans. Management generally considers commercial loans to have a greater risk than other categories of loans in GIFH's loan portfolio. At December 31, 1995, 91.0% of these commercial and construction loans, however, were made on a secured basis. The related collateral consists primarily of improved commercial real estate and equipment. Thus, management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     GIFH's consumer loan portfolio is also secured. At December 31, 1995, the majority of GIFH's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

     Real estate mortgage loans constitute 48.9% of outstanding loans. Management does not consider these loans to have undue credit risk because these loans are generally secured and represent commercial and residential real estate mortgages for which the Bank will lend a maximum of 80% of the collateral's appraised value.

     The allowance for loan losses reflects an amount which, in management's judgment, is adequate to provide for potential loan losses. Management's determination of the proper level of the allowance for loan losses is based on an ongoing analysis of the credit quality and loss potential of the portfolio, actual loan loss experience relative to the size and characteristics of the portfolio, changes in composition and risk characteristics of the portfolio and anticipated impacts of national and regional economic policies and conditions. Senior management and the Board of Directors of the Bank review the adequacy of the allowance for loan losses on a monthly basis.

     Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.


9.   Investments.

     As of December 31, 1995, investment securities comprised approximately 10.3% of GIFH's assets and net loans comprised approximately 65.2% of GIFH's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, as well as in mortgage-backed securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the years ended December 31, 1995 and 1994, the approximate market value of GIFH's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

Available-for-Sale:                       December 31,
                                            1995           1994
Obligations of U.S. Treasury and other
  U.S. Agencies                           $4,958              $4,954
Mortgage-Backed Securities                   843               1,367
Federal Home Loan Bank Stock                 600                 152
State, County and Municipal Securities
                                             225                 459
  Total                                   $6,626              $6,932


Investment Category                   December 31,
                                            1995           1994
Held-to-Maturity:
Obligations of U.S. Treasury and
     other U.S. Agencies                 $   250              $1,736
Mortgage-Backed Securities                 2,024               2,444

  Total                                   $2,274      $4,180


     The following table indicates, for the year ended December 31, 1995, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category

Available-for-Sale:                 AmountAverage Weighted Yield
Obligations of U.S. Treasury and other
   U.S. Agencies
  0 to 1 year                          $1,696          5.30%
  Over 1 through 5 years                3,262          5.48%

Mortgage-Backed Securities:
  Over 1 through 5 years                  169          5.44%
  Over 5 through 10 years                 204          5.47%
  Over 10 years                           470          6.52%

State, County and Municipal Securities:
  0 to 1 year                             225          5.20%

Federal Home Loan Bank Stock:
No Maturity                               600          6.00%
  Total                                $6,626          5.52%

Investment Category

Held-to-Maturity:                   AmountAverage Weighted Yield
Obligations of U.S. Treasury and
   other U.S. Agencies
  Over 5 through 10 years             $   250          6.40%

Mortgage - Backed Securities:
  Over 1 through 5 years                  527          5.74%
  Over 5 through 10 years                 500          5.40%
  Over 10 years                           997          5.17%

  Total                                $2,274          5.49%


10.  Return on Equity and Assets.

     Return on average consolidated assets and average consolidated equity for the years ended December 31, 1995 and 1994 are as follows:
                                      1995                             1994
Return on average assets              .02%                             .45%
Return on average equity              .14%                            4.92%
Equity to assets ratio              12.93%                            9.16%
Dividend payout ratio1                 --%                             - - %

11.  Asset /Liability Management.

     It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring polices and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

     The Bank's asset/liability mix is monitored on a daily basis. A monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

12.  Employees.

     As of March 1, 1996, GIFH and its subsidiaries employed 92 full-time personnel and 6 part-time personnel. Management believes that its employee relations are good. There are no collective bargaining agreements covering any of the employees.


1    Cash dividends were not declared in either 1995 or 1994.

13.  Supervision and Regulations.

     GIFH and its subsidiaries operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of GIFH and the Bank are supervised by the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), and the Georgia Department of Banking and Finance (the "Department").

     GIFH is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, GIFH may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, GIFH may not deem it advisable to provide such assistance.

     The Federal Reserve Board also monitors the financial performance and prospects of FBMC and FCC with an inspection process the purpose of which is to ascertain whether these non-banking subsidiaries enhance or detract from GIFH's ability to serve as a source of strength for the Bank. There is otherwise no federal regulation of the activities of FBMC and FCC.

     A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.

     Prior to September 29, 1995, interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. However, the Riegle-Neal Act, which was adopted by the United States Congress on September 29, 1994, has, as hereinafter described, significantly eased the prior restrictions on the interstate acquisition of banks by bank holding companies.

     Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

     While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve Board is directed not to approve an application for the acquisition of a bank across state lines if (I) the applicant bank holding company, including all affiliated insured depository institutions, controls, or after the acquisition would control, more than ten percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling thirty percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make same more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

     The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank with interstate branches. However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks or (ii) permit such merger transactions prior to June 1, 1997. Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

     Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The ten percent concentration limit and the thirty percent concentration limit described above, as well as the rights of the states to modify or waive the thirty percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks. A bank resulting from an interstate merger transaction may retain and operate any office that any bank involved in the transaction was operating immediately before the transaction. After completion of the transaction, the resulting bank may establish or acquire additional branches at any location where any bank involved in the transaction could have established or acquired a branch. The Riegle-Neal Act also provides that the appropriate federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law that expressly permits all out-of-state banks to establish and operate such a branch.

     As of March 28, 1996, the Georgia legislature had not enacted any legislation directly responding to the Riegle-Neal Act.

     GIFH is also regulated by the Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act of 1956, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

     On March 16, 1994, the legislature of the State of Georgia enacted an interstate banking statute which, effective July 1995, replaced the regional interstate banking statute previously governing acquisitions of and by Georgia-based bank holding companies. Under the new statute, acquisitions of and by Georgia banks and bank holding companies are, under certain circumstances and on a reciprocal basis, allowed to take place in all fifty states, as opposed to only the twelve states which were previously covered by the regional interstate banking statute. The regional interstate legislation has had the effect, and the national interstate legislation is likely to have the effect, of increasing competition among financial institutions in GIFH's market area and in the State of Georgia generally.

     As a state-chartered bank, the Bank is examined and regulated by the Department. Pursuant to regulations adopted by the Department, the Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment (i) the total classified assets at the most recent examination of such bank do not exceed 80% of the equity capital as reflected by such examination; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year; and
(iii) the ratio of equity capital to adjusted total assets is not less than 6%. The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

     With respect to expansion, the Bank is currently prohibited from establishing branch offices or facilities outside of the county in which its main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of merger or consolidation with a bank which has been in existence for at least five years. In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, the Georgia legislature has recently adopted legislation which, if signed into law by the Governor of the State of Georgia, will, effective July 1, 1996, permit the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, this same legislation will permit, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This legislation, if enacted into law, could result in increased competition in the Bank's market area. Although it is anticipated that the Governor of the State of Georgia will approve the above-described legislation, as of March 28, 1996, he had not signed same into law.

     Both GIFH and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk-based capital guidelines apply directly to a state bank regardless of whether it is a subsidiary of a bank holding company. Under both agencies' requirements, banking organizations must have capital (as defined in the rules) equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

     Both the Federal Reserve Board and the FDIC also require the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of "Tier 1" capital to total assets (net of goodwill) of 3%. Tier 1 capital includes common stockholders' equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries.
     As of December 31, 1995, GIFH maintained a Tier 1 and a total risk-based capital ratio of 15.7% and 16.7%, respectively. See also the discussion under "Capital Adequacy" in Item 6 below.

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well diversified risk, excellent asset quality, high liquidity, good earnings and, in general, have to be considered strong banking organizations, rated Composite 1 under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

     The Federal Reserve Board and the FDIC have proposed a revision to their risk-based capital guidelines to further ensure that those guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The agencies have proposed two alternative methods for assessing a bank's capital adequacy for interest rate risk. Under the first approach, the banking agencies would establish minimum capital standards for interest rate risk based on either a supervisory model or the bank's internal model of measuring risk.
Institutions would be required to have capital sufficient to cover the amount of measured exposure in excess of the threshold level. The proposed threshold level is a decline in net economic value equal to 1.0 percent of assets.
Under the second approach, a minimum capital requirement for interest rate risk would not be set. Instead, examiners would consider results of quantitative measures of interest rate risk along with other factors in evaluating an institution's capital adequacy for interest rate risk.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve Board and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation.

     The scope of regulation and permissible activities of GIFH and its subsidiaries is subject to change by future federal and state legislation.

14.  Monetary Policies.

     The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the national economy and the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Item 2.   Description of Property.

     GIFH's executive officers are housed in a two-story, free standing building which is part of an office condominium complex at 200 Plantation Chase, St. Simons Island, Georgia 31522. GIFH purchased the building in February, 1996. The building is subject to a mortgage in favor of NationsBank to secure a loan from NationsBank to GIFH in the original principal amount of $280,000. GIFH intends to use the building only as executive offices for itself and to hold it for investment.

     The Bank owns the building which houses its main branch and support service facilities. It is located at 2812 Cypress Mill Road, Brunswick, Georgia 31521, adjacent to the Brunswick Mall. The one and one-half story free standing structure is configured for retail banking operations as well as for executive offices for officers of the Bank. The Bank also owns a building on St. Simons Island from which it operates a full service branch and provides space on a month-to-month basis for FBMC's corporate offices and an operating branch office of FBMC. The building is located at 3811 Frederica Road, St. Simons Island, Georgia 31522.

     FCC's corporate offices are located at 3423 Fourth Street, Building 5, Unit B, Brunswick, Georgia 31520. Those offices are subject to a three-year lease ending in August, 1998. Both FBMC and FCC conduct business out of various office/retail spaces on either a month-to-month basis or subject to term leases. All leasing arrangements are commercially reasonable, and, except for FBMC's Frederica Road facility which it leases from the Bank, all facilities are leased from non-affiliated third parties. The locations and lease periods are as follows:

FBMC

Address                           Term         End of Current Term

1034-A Young Harris Highway, Blairsville, GA 30512
                                  one year    August 1996
6401 Poplar Avenue, Suite 324, Memphis, TN 38119
                                  one year    December 1996
349 Mall Boulevard, Suite 217, Savannah, GA 31406
                                  monthly     month-to-month
3811 Frederica Road, St. Simons Island, GA 31522
                                  monthly     month-to-month

FCC

Address                           Term        End of Current Term

4999 Altama Avenue, Unit #1, Brunswick, GA 31525
                                  three year  August 1996
2475 Highway 40 East, Suite 103, Kingsland, GA 31548
                                  three year  May 1997
6409 Abercorn Street, Suites A & B-1, Savannah, GA 31405
                                  five year   May 2000
2507-C Plant Avenue, Waycross, GA 31501
                                  one year    July 1996
4015-I Washington Road, Martinez, GA 30907
                                  monthly     month-to-month

     Management of GIFH believes that all of its properties are suitable and adequate for their intended purposes, and that GIFH has adequate insurance in place as would be considered prudent for their uses. Management further believes that all of the properties leased for terms, as well as those occupied on a month-to-month basis, could be replaced with other suitable and adequate facilities available from time to time in the market place.

Item 3.   Legal Proceedings.

     On March 19, 1996, GIFH executed a Memorandum of Undertaking (the "Memorandum") with the Commissioner of Securities of the State of Georgia (the "Commissioner"). The Memorandum constituted a response by GIFH, which response has been accepted by the Commissioner to the contention by the Commissioner to the effect that a contest conducted by GIFH during 1994-1995, designed to encourage certain employees of GIFH and its subsidaries to help in the success of the Secondary Offering, "created an environment where participating employees solicited one or more sales...in a way which might have violated Georgia statutes and/or rules and regulations relating to licensing of securities salesmen". (Emphasis added). In the Memorandum, GIFH denied that any such violations have occurred and agreed "not to conduct similar sales contests in the future." As part of its agreement to the Memorandum, GIFG paid $2,500 to reimburse the Commissioner for a portion of its costs incurred in this matter.


Item  4.       Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     As of March 1, 1996, there was no established market in which shares of GIFH's Common Stock were regularly traded, nor was there any uniformly quoted prices for such shares. As of March 1, 1996, 2,336,982 shares of GIFH's Common Stock (including shares of Common Stock held in the form of Units) were issued and outstanding to 1,054 holders of record.

     GIFH has not paid dividends since its inception. Under the provisions of the Financial Institutions Code of Georgia, the Bank may not pay dividends in any year unless

(i) the aggregate amount of dividends declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year;

(ii) total classified assets at the Bank's most recent examination do not exceed 80% of the Bank's equity capital as reflected at such examination; and

(iii) the Bank's ratio of equity capital to adjusted total assets is not less than six percent.

     Thus, to the extent the source of dividends to be paid by GIFH is dividends from the Bank, GIFH may continue not to pay dividends in the near future.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Discussion of the financial condition and results of operations of GIFH should be read in conjunction with the GIFH's consolidated financial statements and related notes which are included elsewhere herein.

Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     For the years ended December 31, 1995 and 1994, net income amounted to $12,897 and $246,222 respectively. For 1995 and 1994, income per share of common stock amounted to $.01 and $.18 respectively.

     GIFH's average annual earning assets increased from $51.0 million at December 31, 1994 to $65.3 million at December 31, 1995, representing an increase of $14.3 million, or 28.0%. Below are the various components of earning assets for the periods indicated:
                                   December 31,
                                 1995        1994
                                   (in thousands)
Federal funds sold              $ 1,934     $   497
Securities                       10,094      10,329
Net loans                        53,321      40,194
  Total earning assets          $65,349     $51,020

     As a consequence of the increase in earning assets, the net interest income also increased from $2.7 million for the year ended December 31, 1994 to $3.8 million for the year ended December 31, 1995. Additionally, the net yield on earning assets increased from 5.39% for the year ended December 31, 1994 to 5.90% for the year ended December 31, 1995. Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:
                                             Years Ended
                            December 31, 1995           December 31, 1994
                           Interest      Yield         Interest        Yield
                        Income/expense   Cost        Income/expense    Cost
Interest income:
Federal funds sold          $  115      5.95%             $   18      3.62%
Securities                     590      5.87                 495      4.89
Loans                        6,332     11.88               4,049     10.07
  Total                     $7,037     10.77%             $4,562     $8.96%
Interest expense:
NOW and money market
 deposits                   $  414      3.10%             $  391      2.95%
Savings Deposits                24      2.87                  20      2.48
Time Deposits                2,276      5.97               1,196      4.36
Borrowings                     467      8.90                 206      7.22
  Total                     $3,181      5.52%             $1,813      4.09%
Net interest income         $3,856                        $2,749
Net yield on earning assets             5.90%                         5.39%

     Presented below is a brief description of the performance of each subsidiary of GIFH.

     GIFH's original subsidiary, the Bank, increased its profits from $454,507 in 1994 to $626,162 in 1995, an increase of 37.8%.

     During 1995, FBMC revised and expanded its business to include: (i) the underwriting and funding of mortgage loans from its own offices; (ii) the underwriting and funding of mortgage loans which originated through other mortgage brokers; (iii) the purchasing, processing, underwriting and funding of mortgage loans originated elsewhere; and (iv) the making of funds available to other mortgage lenders through warehouse lines of credit. Two new offices were established during 1995 to accommodate FBMC's expansion in activities, resulting in a net increase in losses from $(90,920) to $(381,833). Below is pertinent financial information for the years ended December 31, 1995 and 1994.

                                   December 31,
                                 1995         1994
Total revenues               $ 525,075     $224,317
Expenses:
  Salaries and benefits      $ 392,163     $132,903
  Commissions paid             132,649       83,213
  Other expenses               382,096       99,121
Total expenses               $ 906,908     $315,237
Net (loss)                   $(381,833)    $(90,920)

     During 1995, FCC established two additional offices, bringing to four the number of branches it now operates in Southeast Georgia. Net loans grew from $3.3 million at December 31, 1994 to $5.4 million at December 31, 1995, a 67.4% annual growth rate. To fund the growth in loans, FCC obtained an $8.5 million line of credit with BankAmerica Business Credit Corporation. Additionally, FCC has a $3.0 million line of credit with its parent company. The cost of establishing these two additional offices, which was incurred in the second half of 1995, is reflected in the loss of $(185,404) compared with a loss of $(42,673) in the previous year. Below is pertinent financial information for the years ended December 31, 1995 and 1994.

                                   December 31,
                                 1995        1994
Total revenues               $1,021,923    $529,311
Expenses:
  Salaries and benefits      $  375,695    $206,617
  Interest expense              395,999     162,132
  Provision for loan losses     125,007      60,006
  Other expenses                310,626     143,229
Total expenses               $1,207,327    $571,984
Net (loss)                   $ (185,404)   $(42,673)

Net Interest Income

     GIFH's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of GIFH, the ability to generate net interest income is dependent upon GIFH's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

     GIFH's net interest income for 1995 was $3,856,073 as compared to $2,749,016 for 1994. Average yields on earning assets were 10.77% and 8.96% for the years ended December 31, 1995 and 1994, respectively. The average costs of funds for 1995 increased to 5.52% from the 1994 cost of 4.09%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 1995 and 1994 amounted to 5.90% and 5.39%, respectively. The increase in net interest yield is primarily due to the fact that the yield on earning assets grew at a faster rate than the growth in interest expense. Net interest income for 1995 as compared to 1994, increased by $1,107,057. The increase is due to two factors: (i) the growth in average annual earning assets from $51.0 million in 1994 to $65.3 million in 1995; and (ii) a growth rate of the yield on earning assets outpaced the growth rate of the cost of funds.

Non-Interest Income

     Non-interest income for the years ended December 31, 1995 and 1994, amounted to $856,981 and $624,361, respectively. As a percentage of average assets, non-interest income increased from 1.14% in 1994 to 1.16% in 1995.

     The following table summarizes the major components of non-interest income for the periods therein indicated:

                       Non-Interest Income

                                   Years Ended December 31,
                                      1995          1994
Fee income from FBMC               $391,202      $224,317
Service fees on deposit accounts    378,930       288,258
(Loss) on sale of securities         (2,932)         - -
Insurance commissions                81,682        65,191
Miscellaneous, other                  8,099        46,595
  Total non-interest income        $856,981      $624,361

Non-Interest Expense

     Non-interest expense increased from $2,678,438 during 1994 to $4,305,172 in 1995. The increase in non-interest expense is primarily due to the increase in staff and other overhead related to the expansion in each of GIFH's subsidiaries in the second half of 1995. As a percent of total average annual assets, non-interest expense increased from 4.91% in 1994 to 5.83% in 1995. Below are the components of non-interest expense for the years 1995 and 1994.

                       Non-Interest Expense

                                         Years Ended December 31,
                                            1995          1994
Salaries and other
 personnel benefits                            $2,190,291    $1,367,171
Advertising and business development       198,601       124,877
Depreciation, amortization                 169,507        90,661
Lease expense                              191,110       119,599
Other expenses                           1,555,663       976,130
  Total non-interest expense            $4,305,172    $2,678,438

     For the year ended December 31, 1995, the allowance for loan losses increased from $656,231 to $718,057. The allowance for loan losses as a percent of gross loans, however, declined from 1.43% at December 31, 1994 to 1.26% at December 31, 1995. As of December 31, 1995, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity

     Net interest income, GIFH's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

 Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize GIFH's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, one must focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1995 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                         December 31, 1995
                                     (To the Nearest Thousand)

                                 After       After      After
                                 three        six      one year
                      Within     months      months   but within  After
                       three   but within  but within    five     five
                       months   six months   one year     years    years  Total
EARNING ASSETS

Loans available
 -for-sale           $ 7,842   $  --      $   --       $  -   $   --  $ 7,842

Loans                 11,159   5,460         12,377   16,400  11,743    57,139

US Government and
 agency securities  1,125      498              298    3,958   3,021    8,900

Federal funds sold
                    5,010      --              --       --     --      5,010

Total earning assets
                    $25,136  $5,958   $12,675     $20,358  $14,764   $78,891

SUPPORTING SOURCES OF FUNDS

Borrowings
   $    42           $  --           $   398$  -- $ 6,595             $ 7,035

Interest-bearing
 demand deposits and
 savings
     13,263    --      --               --                  --        13,263

Certificates,
 Less than $100M

 10,762            5,281           12,832            8,070  --        36,945

Certificates, $100M
 and over
     3,630            2,540            2,505            1,779  --      10,454

Total interest-
 bearing liabilities
   $27,697           $7,821          $15,735   $16,444    $  --      $67,697

Interest rate
 sensitivity gap
 $(2,561)         $(1,863)         $(3,060)          $ 3,914   $14,764  $11,194

Cumulative gap
(2,561)          (4,424)          (7,484)          (3,570)   11,194    11,194

Interest rate
 sensitivity gap
 ratio
  .91              .76              .81             1.24  --            1.17

Cumulative interest
 rate sensitivity
 gap ratio
  .91               .88           .85              .95           1.17   1.17

    As evidenced by the above table, GIFH is liability sensitive from zero to five years and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets.
Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is
generally more advantageous, as earning assets are repriced sooner than liabilities.  With respect to GIFH,
an increase in interest rates will result in lower earnings for the first five years and higher earnings
thereafter.  Conversely, a decline in interest rates will increase income for the first five years and
reduce it for the period after five years.  This, however, assumes that all other factors affecting income
remain constant.

    As GIFH continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The relevant Asset/Liability committees meet on a quarterly basis and develop management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.
These funds can be obtained by converting assets to cash or by attracting new deposits. GIFH's primary source of liquidity comes from its ability to maintain and increase deposits in the Bank. Deposits grew by $17.9 million in 1995. Below are the pertinent liquidity balances and ratios for the years ended December 31, 1995 and 1994.


                                         December, 31
                                       1995            1994
Cash and cash equivalents          $8,577,228      $1,822,966
Loans available-for-sale           $7,842,230            - -
CDs, over $100,000 to
 total deposits ratio                    15.4%           16.9%
Loan to deposit ratio                    84.0%           91.6%
Securities to total assets ratio         10.3%           18.4%
Brokered deposits                  $1,373,000      $3,966,000

    Large denomination certificates during 1995 have increased approximately $2.0 million, but reliance on such certificates to fund normal banking operations has declined in relation to other sources of funds. At December 31, 1995 and 1994, large denomination certificates accounted for 15.4% and 16.9%, respectively, of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Glynn County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Glynn County, as outside depositors are more sensitive to interest rate fluctuations.

    Securities, particularly securities available-for-sale, provide a secondary source of liquidity. Approximately $1.9 million of the $8.9 million in the Bank's securities portfolio are scheduled to mature during 1996. Moreover, mortgage-backed securities are reducing in principal balance monthly, thus providing a steady source of liquidity. Additionally, several securities have call dates prior to their maturity dates, thus enhancing GIFH's liquidity posture. Another secondary source of liquidity are loans available-for-sale. These loans generally sell within 90 days. As of December 31, 1995, GIFH had $7.8 million in loans available-for-sale.

    Brokered deposits are deposits instruments, such as certificates of deposits, deposit notes, bank instrument contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1995 and 1994, brokered deposits amounted to $1.4 million and $4.0 million, respectively.

    Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way in the foreseeable future.


Capital Adequacy

    There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

    The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, there are two "tiers" of capital. Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only), perpetual preferred stock and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

    The second measure of capital adequacy relates to the leverage ratio.
The Federal banking regulators established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

    A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios. This proposal is under consideration by the Federal banking regulators.

    The table below illustrates the subsidiary Bank's and GIFH's regulatory capital ratios at December 31, 1995.

                                                 Minimum
                                December 31,    Regulatory
Bank                                1995        Requirement
Tier 1 Capital                      10.3%          4.0%
Tier 2 Capital                       1.0%          n/a
  Total risk-based capital ratio    11.3%          8.0%

Leverage ratio                       8.0%          3.0%

Company - Consolidated
Tier 1 Capital                      15.7%          4.0%
Tier 2 Capital                       1.0%          n/a
  Total risk-based capital ratio    16.7%          8.0%

Leverage ratio                      12.5%          3.0%

    The above ratios indicate that the capital positions of GIFH and the Bank are sound and that GIFH is well positioned for future growth.

Accounting Matters

    Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure on financial instruments of estimated fair values for those assets and liabilities capable of being so estimated. Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. For entities with less than $150 million in assets, SFAS 107 shall be effective for fiscal years ending after December 15, 1995. GIFH adopted SFAS 107. The adoption of SFAS 107 did not have a significant impact on GIFH's consolidated financial condition or results of operations.

    Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires issuers and holders of derivative financial instruments to disclose new information about these instruments. Derivatives are financial instruments that derive their value from changes in a benchmark based on stock prices, interest rates, commodity prices or some other agreed upon base. Option contracts and forward contracts are two basic forms of derivatives. For entities with less than $150 million in assets, SFAS 119 shall be effective for fiscal years ending after December 15, 1995. GIFH adopted SFAS 119. The adoption of SFAS 119 did not have a material impact on GIFH's consolidated financial condition or results of operations.

    Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to results from the use of the asset and its eventual disposition. SFAS 121 requires the above assets and intangibles to be reported at the lower of (i) carrying amount or (ii) fair value less selling costs. SFAS 121 is effective for fiscal years beginning after December 15, 1995. As of December 31, 1995, GIFH had not adopted SFAS 121.

    Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS 122") requires a mortgage banking enterprise to recognize rights to service mortgage loans for others as a separate asset. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to (i) the mortgage servicing rights and (ii) the loans (without the mortgage servicing rights). The above allocation should be based on the relative fair values of (i) and (ii) above, if it is practicable to estimate those fair values. In the event one may not estimate the above fair values, the entire cost of purchasing or originating the loans should be allocated to the loans and no cost should be allocated to the mortgage servicing rights. The provisions of SFAS 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. As of December 31, 1995, GIFH had not adopted SFAS 122.

Item 7.
     Financial Statements and Supplementary Date.

The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1995 and 1994

Consolidated Statements of Income for the years ended December 31, 1995 and
1994

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1995 and 1994

Consolidated Statements of Cash Flow for the years ended December 31, 1995 and 1994

Notes to Consolidated Financial Statements




Golden Isles Financial Holdings, Inc.

St. Simons Island, Georgia
Consolidated Financial Statements
for the years ended
December 31, 1995 and 1994


                        TABLE OF CONTENTS




                                                              Page

INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . .   1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets  . . . . . . . . . . . . .   2

     Consolidated Statements of Income  . . . . . . . . . .   3

     Consolidated Statements of
      Changes in Shareholders' Equity . . . . . . . . . . .   4

     Consolidated Statements of Cash Flows  . . . . . . . .   5

     Notes to Consolidated Financial Statements . . . . . .   6

Independent Auditors' Report



Board of Directors
Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia 31522

     We have audited the accompanying consolidated balance sheets of Golden Isles Financial Holdings, Inc. and subsidiaries (collectively, the "GIFH") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of GIFH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GIFH at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Atlanta, Georgia
February 23, 1996

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

ASSETS
                                                      December 31,
                                                   1995         1994
Cash and due from banks                      $ 3,567,228    $ 1,822,966
Federal funds sold (Note 3)                    5,010,000           - -
 Total cash and cash equivalents             $ 8,577,228    $ 1,822,966
Securities (Notes 2, 4 & 5):
 Available-for-sale, at market values          6,626,386      6,932,447
 Held-to-maturity (Market values of
  $2,255,620 and $3,939,924 at December
  31, 1995 and 1994, respectively)             2,273,605      4,180,201
Loans, net (Notes 2, 6, 7 & 18)               56,420,884     45,230,357
Loans held-for-sale                            7,842,230           - -
Property and equipment, net (Notes 2 & 8)      3,359,481      1,166,955
Other assets                                   1,463,276      1,025,167
  Total Assets                               $86,563,090    $60,358,093


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits               $ 7,366,505    $ 5,522,946
 Interest bearing deposits                    60,661,737     44,565,734
  Total deposits (Note 9)                    $68,028,242    $50,088,680
Notes payable (Note 10)                        2,849,683      3,350,000
Federal funds purchased (Note 3)                    - -       1,130,000
Federal Home Loan Bank
 borrowings (Note 10)    4,185,214           - -
Other liabilities                                699,161        604,042
  Total Liabilities                          $75,762,300    $55,172,722

Commitments and Contingencies
 (Notes 11, 17, 18 & 19)

Shareholders' Equity (Notes 15, 16 & 21):
Common stock, zero par value per share;
 50.0 million (1995) and 15.0 million
 (1994) shares authorized; 2,336,982 (1995)
 and 1,377,182 (1994) shares
 issued and outstanding                      $ 1,094,338    $ 1,094,338
Paid-in-capital                                9,849,147      4,353,632
Retained earnings (deficit)                     (140,182)      (153,079)
Unrealized (loss) on
 securities available-for-sale                    (2,513)      (109,520)
  Total Shareholders' Equity                 $10,800,790    $ 5,185,371
  Total Liabilities and
   Shareholders' Equity                   $86,563,090    $60,358,093


Refer to notes to the consolidated financial statements.

 Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Income

                                                  Years ended December 31,
                                                     1995          1994
Interest income:
  Interest and fees on loans                      $6,331,387    $4,048,656
  Interest on investment securities                  590,298       495,228
  Interest on federal funds sold                     115,145        17,675
     Total interest income                        $7,036,830    $4,561,559

Interest expense:
  Interest on deposits
   and liabilities (Note 12)                       3,180,757     1,812,543

Net interest income                                3,856,073     2,749,016

Provision for possible loan losses (Note 7)          382,257       221,036
Net interest income after
 provision for possible loan losses                3,473,816     2,527,980

Other income:
  Fee income from mortgage subsidiary             $  391,202    $  224,317
  Service fees on deposit accounts                   378,930       288,258
  (Loss) on sale of securities                        (2,932)         - -
  Insurance commissions                               81,682        65,191
  Miscellaneous, other                                 8,099        46,595
     Total other income                           $  856,981    $  624,361

Other expense:
  Salaries                                        $1,828,712    $1,024,272
  Employee benefits                                  361,579       342,899
  Advertising and business development               198,601       124,877
  Lease expense                                      191,110       119,599
  Depreciation and amortization                      169,507        90,661
  Other operating expenses (Note 13)               1,555,663       976,130
     Total other expense                          $4,305,172    $2,678,438

Income before income tax                              25,625       473,903

Income tax (benefit) (Notes 2 & 14)                   12,728       227,681

Net income                                        $   12,897    $  246,222


Net income per share (Note 2)                     $      .01    $      .18

Weighted average number
 of shares outstanding (Note 2)                    1,857,082     1,377,182


Refer to notes to the consolidated financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 1995 and 1994

                                                 Unrealized Gain
                                                  on Securities
      Common Stock        Paid-in-     Retained    Available-for-
   Shares    Par Value    Capital      Earnings      Sale, net         Total

Balance,
 December 31, 1993
 1,367,922  $1,094,338   $4,347,365   $ (399,301)   $  25,065     $ 5,067,467

Net income, 1994
 - -         - -          - -       246,222          - -         246,222

Net unrealized
 (loss) - securities
     - -         - -          - -          - -       (134,585)      (134,585)

Restricted stock
    9,260        - -         6,267         - -           - -           6,267

Balance,
 December 31, 1994
 1,377,182  $1,094,338   $4,353,632   $ (153,079)    $(109,520)   $ 5,185,371

Net income, 1995
  - -         - -          - -        12,897          - -          12,897

Sale of stock
   897,230        - -     5,456,457         - -           - -       5,456,457
Net unrealized
 gain - securities
   - -         - -          - -          - -        107,007        107,007

Restricted stock
    62,570        - -        39,058         - -           - -          39,058

Balance,
 December 31, 1995
 2,336,982  $1,094,338   $9,849,147   $ (140,182)    $(  2,513)   $10,800,790


Refer to notes to the consolidated financial statements.
Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows

                                                      For the years ended
                                                          December 31,
                                                      1995           1994
Cash flows from operating activities:
  Net Income                                     $     12,897   $    246,222
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                      165,593         86,742
    Amortization                                        3,911          3,919
    Loss on sale and paydowns of securities             2,932           - -
    Provisions for loan losses                        382,257        180,380
    Increase in other assets                         (442,020)      (542,471)
    Increase in other liabilities                      95,119        328,024
Net cash provided by operating activities        $    220,689   $    302,816

Cash flows from investing activities:
  Available-for-sale securities:
   Proceeds from sale of securities              $  1,576,061   $       - -
   Proceeds from maturities and paydowns            1,016,450      1,016,622
   Purchase of securities                          (2,182,375)      (589,319)
  Held-to-maturity securities:
   Proceeds from maturities and paydowns            2,162,710      1,766,819
   Purchase of securities                            (256,114)    (4,237,753)
  Increase in loans held-for-sale                  (7,842,230)          - -
  Net increase in loans                           (11,572,784)   (11,667,194)
  Purchase of premises and equipment               (2,358,119)      (136,723)
Net cash used in investing activities            $(19,456,401)  $(13,847,548)

Cash flows from financing activities:
  Increase in deposits                           $ 17,939,562   $  8,997,711
  Proceeds from issuance of common stock            5,456,457           - -
  Issuance of restricted stock                         39,058          6,267
  (Decrease) in federal funds purchased            (1,130,000)     1,130,000
  Increase in notes payable                         3,684,897      2,750,000
Net cash provided from financing activities      $ 25,989,974   $ 12,883,978

Net increase in cash and cash equivalents        $  6,754,262   $   (660,754)
Cash and cash equivalents, beginning of year        1,822,966      2,483,720

Cash and cash equivalents, end of year           $  8,577,228   $  1,822,966

Supplemental Information:
Income taxes paid                                $     12,728   $    204,886
Interest paid                                    $  2,563,574   $  1,472,090


Refer to notes to the consolidated financial statements.

Note 1 - Organization of the Business

     Golden Isles Financial Holdings, Inc., St Simons Island, Georgia
("GIFH") was incorporated under the laws of the State of Georgia in 1987 for the purpose of becoming a holding company for its then proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the "Bank"). Upon commencement of the Bank's principal operations on July 2, 1990, GIFH acquired 100 percent of the Bank's voting stock by injecting $4.5 million into the Bank's capital accounts. During 1995 and 1994, GIFH injected an additional $750,000 and $350,000, respectively, into the Bank's capital accounts. Deposits at the Bank are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

     In late 1993, GIFH formed two subsidiaries, First Credit Service Corporation, St. Simons Island, Georgia ("FCC") and First Bank Mortgage Corporation, St. Simons Island, Georgia ("FBMC"). FCC engages in consumer finance and credit related insurance activities, while FBMC engages in the origination, processing, purchase and sale of mortgage loans, as well as in making funds available to other mortgage lenders through warehouse lines of credit.

     GIFH owns 100 percent of the voting shares of the Bank, FCC and FBMC (together, the "Subsidiaries").


Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the parent company and the Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Basis of Accounting. The accounting and reporting policies of GIFH conform to generally accepted accounting principles and to general practices in the banking industry. GIFH uses the accrual basis of accounting by recognizing revenues when earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

     Investment Securities. GIFH adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

1. Held-to-maturity securities: These are securities which GIFH has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

     Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

     GIFH adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that GIFH will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate. All collateral-dependent loans, however, are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 resulted in no change to the allowance for credit losses at January 1, 1995.

     In October, 1994, FASB issued Statement of Financial Accounting
Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

     Mortgage Loan Administration. GIFH, through FBMC, purchases and sells real estate mortgage loans in the secondary market as part of normal operations. Loans originated pending sale are classified as loans held-for-sale.  Such loans are valued at the lower of cost or market.
All loans sold
are subject to a recourse provision relating only to documentation deficiencies, which GIFH may correct. Gains and losses resulting from sales of these loans are recognized in the period the sale occurs, as the recourse provisions are not considered to significantly affect the earnings process.
     In May 1995, FASB issued Statement of Financial Accounting Standards
No. 122, "Accounting for Mortgage Servicing Right," ("SFAS 122"). SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as an asset rights to service mortgage loans for others regardless of the manner in which those servicing rights are acquired. It also requires an enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. In assessing impairment, mortgage servicing rights that are capitalized after the adoption of SFAS 122 should be stratified based on one or more of the predominant risk characteristics of the underlying loans. Impairment should then be recognized through a valuation allowance for each impaired stratum. SFAS 122 will apply to GIFH for the calendar year beginning January 1, 1996. Management believes that the adoption of SFAS 122 will not have a material impact on the financial position of GIFH.

     Property and Equipment. Building, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

     Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

     Effective January 1, 1993, GIFH adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Net Income Per Share. Net income per share was computed by dividing net income by the weighted average number of shares outstanding. Common stock equivalents in the form of outstanding stock warrants and options were not included in the determination of the weighted average number of shares outstanding due to their immaterial impact on dilution of income per share.


Note 3 - Federal Funds Sold or Purchased

     The Bank is required to maintain legal cash reserves in a minimum amount, computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. In cases where the Bank's cash reserves fall below the required amounts, the Bank may borrow these funds from other banks. As of December 31, 1995, the Bank lent an aggregate of $5,010,000 to eleven unrelated institutions and, as of December 31, 1994, the Bank borrowed $1,130,000 from an unrelated institution through the use of the federal funds market.


Note 4 - Securities Available-for-Sale

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1995 follow:
                                       Gross          Estimated
                                     Unrealized         Market
Description              Cost      Gains    Losses      Value
U.S. Treasury
 securities         $2,806,927  $  8,012  $  (2,463)  $2,812,476
U.S. Government
 agencies            2,140,702     8,737     (3,864)   2,145,575
State, County and
 Municipal
 securities         225,306      - -         (81)     225,225
Other securities       599,700      - -        - -       599,700
Mortgage backed
 securities            857,559      - -     (14,149)     843,410
   Total securities $6,630,194  $ 16,749  $ (20,557)  $6,626,386
     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1994 were as follows:

                                       Gross          Estimated
                      Amortized      Unrealized         Market
Description              Cost      Gains    Losses      Value
U.S. Treasury
 securities         $2,635,161  $     56  $ (55,315)  $2,579,904
U.S. Government
 agencies            2,445,817      - -     (71,741)   2,374,076
State, County and
 Municipal securities  463,975      - -      (5,149)     458,826
Other securities       152,500      - -        - -       152,500
Mortgage backed
 securities          1,400,933      - -     (33,792)   1,367,141
  Total securities  $7,098,386  $     56  $(165,997)  $6,932,447


     The amortized costs and estimated market values of securities available-for-sale at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Estimated
                                       Amortized      Market
                                         Cost         Value

Due in one year or less              $1,922,781     $1,921,381
Due after one year
 through five years                   3,250,154      3,261,895
FHLB stock (no maturity)                599,700        599,700
Mortgage backed securities              857,559        843,410
  Total securities                   $6,630,194     $6,626,386

     For the year ended December 31, 1995, proceeds from the sale of securities classified as available-for-sale were $1,575,082. GIFH realized a loss of $2,932 on those sales. No securities were sold during 1994.

     At December 31, 1995 and 1994, available-for-sale securities with an amortized cost of $1,297,612 and $482,710, respectively, were pledged to secure public deposits. The current value of the pledged securities is adequate to meet the pledging requirements.


Note 5 - Securities Held-to-Maturity

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1995 follow:

                                         Gross            Estimated
                       Amortized       Unrealized           Market
Description               Cost       Gains    Losses        Value
U.S. Government
 agencies            $  250,000   $  7,675  $    - -    $  257,675
Mortgage backed
 securities           2,023,605       - -     (25,660)   1,997,945
  Total securities   $2,273,605   $  7,675  $ (25,660)  $2,255,620

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1994 follow:

                                         Gross            Estimated
                       Amortized       Unrealized           Market
Description               Cost       Gains    Losses        Value
U.S. Government
 agencies            $1,736,295   $  9,932  $ (72,154)  $1,674,073
Mortgage backed
 securities           2,443,906       - -    (178,055)   2,265,851
  Total securities   $4,180,201   $  9,932  $(250,209)  $3,939,924

     The amortized costs and estimated market values of securities held-to-maturity at December 31, 1995, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Estimated
                                       Amortized       Market
                                         Cost          Value
Due after five years
 through ten years                   $  250,000     $  257,675
Due after ten years                        - -            - -
Mortgage backed securities            2,023,605      1,997,945
  Total securities                   $2,273,605     $2,255,620

At December 31, 1995, securities categorized as held-to-maturity with an amortized cost of $496,336 were pledged to secure public deposits. The current value of the pledged securities is adequate to meet necessary pledging requirements. No held-to-maturity securities were pledged at December 31, 1994.


Note 6 - Loans

     The composition of net loans by major loan category, as of December 31, 1995 and 1994, is as follows:

                                         1995            1994
Commercial, financial, agricultural   $17,455,100    $15,832,778
Real Estate - construction              4,718,583      2,843,157
Real Estate - mortgage                 27,965,579     22,292,250
Consumer installment                    6,813,360      4,899,852
Other                                     206,725         31,500
  Loans, gross                        $57,159,347    $45,899,537
  Deduct:
    Unearned fees                          20,406         12,949
    Allowance for loan losses             718,057        656,231
  Loans, net                          $56,420,884    $45,230,357

     At December 31, 1995 and 1994, loans in the amount of $5,523,129 and $3,281,514, respectively, made by FCC are included in the above loan summary.

     At December 31, 1995, GIFH had approximately $410,912 in loans on non-accrual status. Had these loans accrued interest, net income for the year
ended December 31, 1995 would have increased by $10,460. All loans were accruing interest at December 31, 1994.


Note 7 - Allowance for Possible Loan Losses

     The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances which were deemed uncollectible during the year.
     The activity within the allowance for loan losses account is summarized as follows:

                                  Years ended December 31,
                                     1995          1994
Balance, beginning of year      $  656,231       $475,851
Add:
  Provision during the year        382,257        221,036
  Recoveries of previously
   charged-off amounts              18,250          3,703
                                $1,056,738       $700,590
Deduct:  Amount charged-off       (338,681)       (44,359)
Balance, end of year            $  718,057       $656,231


     At December 31, 1995 and 1994, $115,397 and $54,522, respectively, were included in the allowance for loan losses for loans made by FCC.


Note 8 - Property and Equipment

     Land, building, furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1995 and 1994, as well as their estimated useful lives are as follows:
                                                             Estimated
                                          December 31,        useful
                                       1995          1994      life
Land                               $  514,235     $  170,833
Building                           $2,009,380     $  867,542   31.5
 Less:  Accumulated depreciation      164,522        123,777   years
 Total building                    $1,844,858     $  743,765
Furniture and equipment, at cost   $1,257,664     $  382,481   5 to 7
 Less:  Accumulated depreciation      267,601        137,259   years
 Total furniture and equipment     $  990,063     $  245,222
Leasehold improvements, at cost    $   14,675     $   13,073     3
 Less:  Accumulated depreciation        4,350          5,938   years
 Total leasehold improvements       $   10,325     $    7,135
Total land, building, furniture,
 equipment and leasehold
 improvements, net                 $3,359,481     $1,166,955

    When property or equipment is retired or sold, the cost and accumulated depreciation are removed from the respective accounts. Any resulting gain or loss is reflected in operating income or expense. Repairs and maintenance are charged to operations, while improvements are capitalized. Depreciation is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $165,593 in 1995 and $86,742 in 1994.


Note 9 - Deposits

     The following is a detail of the deposit accounts at December 31, 1995 and 1994:
                                              December 31,
                                          1995            1994
Deposits:
  Demand deposits                    $ 7,366,505     $ 5,522,946
  NOW and Super NOW accounts           5,002,181       4,527,913
  Money market accounts                7,376,647       7,873,751
  Savings                                883,626         841,083
  Time, less than $100,000            36,945,063      22,840,749
  Time, $100,000 and over             10,454,220       8,482,238
    Total deposits                   $68,028,6242     $50,088,680


Note 10 -  Notes Payable

     On October 19, 1995, GIFH renewed a $3.0 million line of credit
("LOC"). The LOC extends for a period of one year at a rate of prime plus 1%. It is secured by 100% of the Bank's common stock. At December 31, 1995 and 1994, GIFH had $100,000 and $3,000,000 in borrowings, respectively against the LOC.

     On March 14, 1995, FCC obtained a $4.0 million line of credit from BankAmerica Business Credit, Inc. ("BABC"). On May 16, 1995, the above line of credit was increased to $8.5 million. The interest rate is: (i) prime plus 2.0% for the period when the unpaid balance is less than $2.5 million and
(ii) prime plus 1.75% for the period when the unpaid balance is higher than $2.5 million. Additionally, .125% is charged for the unused portion of the line of credit. The above line is secured by the loans made by FCC, by the stock of FCC and by a guaranty executed by GIFH. The maturity date of the line of credit is March 14, 1997. At December 31, 1995, the outstanding balance on the above line of credit was $2,708,036.

     During 1995, the Bank obtained a line of credit from the Federal Home Loan Bank of Atlanta. The Bank received four advances totaling $4,245,000 with a weighted average interest rate of 6.35%. The loans are secured by real estate mortgage loans made by the Bank. At December 31, 1995, the outstanding balance on the above line of credit was $4,185,214. Principal payments on the above line are: (i) 1996 : $297,571; (ii) 1997 : $3,207,571 and (iii)
thereafter : $770,072.

     On June 14, 1994 GIFH obtained a loan for $350,000 at a rate of prime plus 1%. The loan was secured by FCC's common stock. As of December 31, 1995, this loan was paid-off.


Note 11 - Commitments and Contingencies

     Please refer to Note 17 concerning lease arrangements. Note 18 discusses employment contracts with two executive officers and Note 19 details financial instruments with off balance-sheet risk.


Note 12 - Interest on Deposits and Liabilities

     A summary of interest expense for the years ended December 31, 1995 and 1994 follows:
                                                 December 31,
                                               1995        1994
Interest on NOW and Super NOW accounts     $  127,066  $   82,093
Interest on money market accounts             287,085     309,266
Interest on savings accounts                   24,309      20,001
Interest on CDs under $100,000              1,665,335     872,638
Interest on CDs $100,000 and over             610,146     322,944
Interest on federal funds purchased            10,050      12,056
Interest on other borrowings                  456,766     193,545
Total interest on
 deposits and liabiliti                     $3,180,757  $1,812,543

Note 13 - Other Operating Expenses

     A summary of other operating expenses for the years ended December 31, 1995 and 1994 follows:
                                                 December 31,
                                               1995        1994
  Repairs and maintenance                  $  126,972    $ 74,641
  Utilities and telephone                     124,041      58,742
  Supplies and printing                       162,764     111,429
  Postage and armored courier                  82,356      66,029
  Legal and professional                      217,263     138,428
  Commissions paid                            132,649      85,549
  Regulatory assessments                       73,563      99,698
  Loan collections and closings                63,721      55,159
  All other operating expenses                572,334     286,455
    Total other operating expenses         $1,555,663    $976,130


Note 14 - Income Taxes

     As of December 31, 1995 and 1994, GIFH's provision for income taxes consisted of the following:

                                        December 31,
                                     1995          1994
 Current                          $   8,152     $ 197,335
 Deferred                             4,576        44,614
 Benefit of loss carryforward          - -        (14,268)
 Federal income tax expense       $  12,728     $ 227,681


     Deferred income taxes consist of the following:

                                      1995          1994
Provision for loan losses         $   8,717      $ 47,409
Depreciation expense                 (6,031)        3,166
Contribution carryover                1,890        (5,961)
                                  $   4,576      $ 44,614

     GIFH's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.

A reconciliation of federal statutory income taxes to GIFH's actual income tax provision (benefit) is as follows:

                                   Year ended December 31,
                                     1995           1994
Income taxes at statutory rate    $   3,844      $161,127
Increase/(Decrease)
 resulting from:
 Valuation allowance
  for deferred assets                  - -         47,409
 Benefit of net operating
  loss carry-forward                   - -        (14,268)
 Tax exempt interest                 (1,812)         - -
 Other                               10,696        33,413
                                  $  12,728     $ 227,681


Note 15 - Warrants, Restricted Stock and Stock Option Plans

     In August, 1994, GIFH's Board granted 9,260 shares of restricted stock to four key employees. Of the above shares, 7,000 will vest in August, 1997 and the remaining 2,260 shares will vest in August, 1999. The cost of the restricted stock is being amortized over the vesting periods. For the year ended December 31, 1995 and 1994, $16,712 and $6,267, respectively was amortized as restricted stock expense and the same amount was credited to paid-in-capital.

     In July, 1995, GIFH's Board granted 62,570 shares of restricted stock to eight directors. All shares will be fully vested by the end of the seventh year from the date of the grant. For the year ended December 31, 1995, $22,346 was amortized as restricted stock expense and the same amount was credited to paid-in-capital.

     GIFH's shareholders have approved the a 1991 Incentive Stock Option
Plan ("Plan A") and a 1991 Nonstatutory Stock Option Plan ("Plan B"). A total of 125,000 shares of common stock has been reserved for grants under the two plans. The option price for shares granted under Plan A were equal to or greater than the fair market value of such shares on the date on which the options are granted unless the optionee is a restricted shareholder, in which case the option price shall be equal to or greater than 110% of the fair market value of the shares on the date such options are granted. The option price for shares of common stock to be issued under Plan B shall be determined by the Board of Directors (the "Board"), in its sole discretion, but in no event shall such option price be less than 100% of the fair market value of the shares on the date such options are granted. The fair market value of shares of common stock related to options granted under both Plans A and B shall be determined by the Board, in its sole discretion, exercised in good faith. Plan A and Plan B were terminated in 1995.

     Prior to termination, the following table summarized the status of the above plans.
                                             Plan A     Plan B
Shares originally reserved                   60,625     64,375
Options exercised                             3,750       - -
Options granted and outstanding              53,759     13,656
Options terminated                            3,116     50,719

Options price per share range                 $4.00      $4.80
                                                to         to
                                              $6.25      $6.25

     In July, 1995, the shareholders approved a 1995 Stock Option Plan
("1995 Plan") which replaced Plan A and Plan B.  Options are one of two types:
(i) those which qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or (ii) those which do not so qualify ("Non-qualified Options").

     The 1995 Plan provides that not more than 250,000 shares in the aggregate be issued for Incentive Stock Options and Non-qualified Options.
The exercise price of an Incentive Stock Option shall not be less than the "fair market value" at the date of grant. The fair market value shall be determined from the trading price on a national securities exchange, NASDAQ, or over the counter markets, if so traded. If not so traded, the Board of Directors will determine the market price based upon recent sales reported to GIFH. The exercise price of a Non-qualified Option shall be determined by the Board of Directors on the date such option is granted.

     The following summarizes the activity within the 1995 Plan:

Options reserved                          250,000

Options granted, 1995                      79,163
Options forfeited, 1995                    12,500
Options outstanding, December 31, 1995    66,663
Options available for grant at
 December 31, 1995                        183,337
Price per option                       $6.00 to 6.50


Note 16 - Secondary Stock Offering

     Effective May 31, 1994, GIFH initiated a public offering to issue and sell to the public 1,538,462 Units at a price of $6.50 per Unit. Each Unit consists of one share of common stock and one Class A Warrant to purchase common stock. Each of the Class A Warrants expires in three years and entitles the holder to purchase an additional share of common stock at a price of $7.25 in year one, $8.25 in year two and $9.50 in year three. The public offering was closed during 1995 following the sale of 897,230 Units. Once all direct costs relating to the secondary offering (legal, accounting, regulatory, printing, etc.) were deducted from the sale proceeds, GIFH injected the net proceeds of $5,456,457 into its equity accounts.


Note 17 - Leases

     GIFH has entered into several operating lease agreements through the Subsidiaries.

     The approximate future minimum lease payments under the lease terms are as follows at December 31, 1995:

     January 1 to December 31, 1996            $138,834
     January 1 to December 31, 1997              47,728
     January 1 to December 31, 1998              37,070
     January 1 to December 31, 1999              19,800
     January 1 to December 31, 2000               7,425
     Thereafter                                    - -
     Total future minimum lease commitments    $250,857
     Total lease payments for the above leases aggregated $191,110 and $119,599 during 1995 and 1994, respectively.


Note 18 - Related Party Transactions

     Payments to Directors. Directors of GIFH/Subsidiaries do not receive compensation in the form of directors' fees. Those directors who devote 100% of their time to the affairs of GIFH/Subsidiaries, however, are compensated in the form of salaries. GIFH also paid a law firm, whose partner is on the Board, $5,510 and $5,484 in legal fees during 1995 and 1994, respectively.

     Stock Option Plan. The Bank's President and Senior Vice President for Lending ("VP"), who both serve on the Boards of GIFH and the Bank, are entitled under certain circumstances to stock options. As of December 31, 1995, the Bank's President and one of the Sr. Vice Presidents had been granted options to purchase 43,393 and 28,082 shares of GIFH's common stock, respectively. Please refer to Note 15 for additional information regarding the stock option plan.

     Restricted Stock. During the years ended December 31, 1995 and 1994, three Board members who are also employed by GIFH/Subsidiaries were awarded 27,930 and 8,875 shares of restricted stock, respectively. Please refer to
Note 15 for additional information regarding restricted stock.

     Employment Agreements. In June, 1992, GIFH renewed and modified an employment agreement with its director who serves as the President and CEO of the Bank. The agreement is for a term of twenty five months, and has a renewal option of twenty four additional months. The agreement provides for health insurance, stock incentives and other customary benefits, including the use of an automobile. During the years ended December 31, 1995 and 1994, GIFH incurred approximately $149,475 and $124,793, respectively, in salary and various benefits relating to this employment agreement.

     In January, 1990, GIFH entered into an employment agreement with its director who serves as the Senior Vice President for Lending at the Bank. The agreement has no termination date and provides health insurance, as well as other customary benefits, including an automobile allowance. During the years ended December 31, 1995 and 1994, GIFH incurred approximately $115,396 and $106,639, respectively, in salary and various benefits relating to this employment agreement.

     There exists other employment agreements with several employees of GIFH's subsidiaries, the majority of which expire by December 31, 1997.

     Loans from and Deposits in Subsidiaries. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1995 and 1994, loans outstanding to directors, their related interests, and executive officers aggregated $2,373,753 and $2,275,207, respectively. These loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons in an arm's-length transaction.

     A summary of loan transactions with executive officers and directors, including their affiliates, during 1995 and 1994 follows:
                                       1995             1994
     Balance, beginning of year   $ 2,275,207       $1,749,265
     New loans                      2,056,716          646,414
     Less:  loan payments          (1,958,170)        (120,472)
     Balance, end of year         $ 2,373,753       $2,275,207

     Deposits by directors and their related interests, as of December 31, 1995 and 1994 approximated $243,716 and $483,903, respectively.

     Loans and Advances. On October 12, 1994, GIFH extended a $100,000 unsecured line of credit to FBMC at a rate of prime plus 2%. The line of credit was increased to $150,000 on FebruaRY 24, 1995, to mature March 1, 1996. As of December 31, 1995, this line had no outstanding balance; $87,000 was outstanding on this line at December 31, 1994.

     On November 22, 1995, GIFH extended a $500,000 unsecured line of credit to FBMC at the prime rate of interest. This line matures on June 1, 1996. As of December 31, 1995, $336,941 was outstanding.

     On October 19, 1994, GIFH extended a $3.0 million loan to FCC at a rate of prime plus 1.125%. The loan is unsecured and carried a one-year term. This loan was renewed on October 19, 1995 for an additional year. As of December 31, 1995 and 1994, $1,841,812 and $3,000,000 were outstanding, respectively.

     On November 7, 1994, the Bank extended a $475,000 line of credit to FCC at a rate of prime plus 2%. The loan was secured by assignment of the loans receivable accounts of FCC. As of December 31, 1994, $272,661 was the outstanding balance on this loan. There was no outstanding balance at December 31, 1995, as the line of credit matured November 15, 1995.


Note 19 - Financial Instruments with Off-Balance Sheet Risk

     In the ordinary course of business and to meet the financing needs of its customers, GIFH is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of these instruments reflects the extent of involvement the Bank has in particular classes of financial instruments.

     GIFH's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. GIFH uses the same credit policies in making commitments and obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1995 and 1994, unfunded commitments to extend credit were approximately $10,299,000 and $11,616,000, respectively. GIFH evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by GIFH upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

     At December 31, 1995 and 1994, commitments under letters of credit aggregated $503,950 and $706,940, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

GIFH, through the Subsidiaries, makes consumer, commercial and residential loans to customers located in and around Glynn County, Georgia. GIFH has no significant concentration of credit risk with any individual borrower. A substantial portion of GIFH's loan portfolio is, however, collateralized by real estate located in and around Glynn County, Georgia.


Note 20 - Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of estimated fair values for all financial instruments, both on-and-off balance sheet assets and liabilities, whose values may be practically estimated, along with pertinent information on those financial instruments whose values may not be so estimated.

     Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of GIFH's consolidated financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment. Therefore, they cannot be determined with precision. Note that changes in the assumption could significantly affect the estimates. The following disclosures should not be considered a substitute for the liquidation value of GIFH and the Subsidiaries, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by GIFH since purchase, origination or issuance. GIFH has not undertaken any steps to value any assets or liabilities that are not considered financial instruments. For example, premises, equipment, core deposits, intangibles and goodwill are not considered financial instruments.

     The following methods and assumptions were used by GIFH in estimating the fair value of its consolidated financial instruments.

     1. Cash and due from banks and interest bearing deposits with other banks: Fair value equals the carrying value of such assets.

     2. Investment securities and investment securities available-for-sale: Fair values for investment securities are based on quoted market prices.

     3. Federal funds sold and securities purchased under agreements to resell: Due to the short term nature of these assets, the carrying values of these assets approximate their fair value.

     4. Loans: For variable rate loans, (those repricing within six months or less) fair values are based on carrying values. Fixed rate commercial loans, other installment loans and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by GIFH on comparable loans as to credit risk and term. Loans that are held-for-sale are valued at the lower of cost or estimated fair value.

     5. Off-balance sheet instruments: GIFH's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, GIFH generally makes commitments for fixed rate loans for relatively short periods of time. Therefore, the estimated value of GIFH's loan commitment approximates carrying amount.
Loans that are held-for-sale are valued at the lower of cost or estimated fair value.

     6. Deposit liabilities: The fair values of demand deposits are, as required by SFAS 107, equal to the carrying value of such deposits. Demand deposits include non-interest bearing deposits, savings accounts, NOW accounts and money market demand accounts.

     Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having reached an interest rate floor. The discount rate used is based on interest rates currently being offered by GIFH on comparable deposits as to amount and term.

     7. Short-term borrowings: The carrying value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

     8. FHLB and other borrowings: The fair value of GIFH's fixed rate borrowings are estimated using discounted cash flows, based on GIFH's current incremental borrowing rates or similar types of borrowing arrangements. The carrying amount of GIFH's variable rate borrowings approximates their fair values.

                                    At December 31, 1995
                                  Carrying      Estimated
                                   Amount       Fair Value
  Assets:
    Cash and due from banks     $ 3,567,228    $ 3,567,228
    Investment securities
     available-for-sale           6,626,386      6,626,386
    Investment securities
     held-to-maturity             2,273,605      2,255,620
    Federal funds sold and
     securities purchased
     under agreements to resell   5,010,000      5,010,000
    Loans held-for-sale           7,842,230      7,842,230
    Loans                        56,420,884     56,439,165
  Liabilities:
    Non-interest
     bearing deposits             7,366,505      7,366,505
    Interest bearing deposits    60,661,737     60,625,360
    FHLB and other borrowings     7,034,897      7,034,897

Note 21 - Dividends

     The declaration of dividends is within the discretion of the Board of Directors and depends upon business conditions, earnings, the financial condition of GIFH and the Subsidiaries and regulatory requirements. GIFH and its subsidiary Bank are restricted through Federal and State banking rules and regulations in their ability to pay dividends. Additionally, the Board has stated that cash dividends may not be declared until such time as GIFH has attained cumulative profits.


Note 22 - Subsequent Events

     On February 19, 1996, GIFH acquired a two-story, free standing, brick building containing approximately 5,200 square feet of space (the "Building"), from 200 Plantation Chase Company, a Georgia general partnership in which GIFH's Chairman and Chief Executive Officer was a partner, for a purchase price of $350,000. GIFH received authorization to engage in the above transaction by the unanimous vote of all of the uninterested directors of GIFH. An independent appraiser valued the Building at $355,000 as of December 10, 1995.

Note 23 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

                    Parent Company Balance Sheets
                                                    December 31,
Assets                                         1995          1994
Cash                                       $   659,733     162,235
Receivables from Subsidiaries                2,241,178   3,111,865
Investments in Subsidiaries                  7,678,225   4,912,296
Premises and equipment, net                     24,565      8,209
Offering costs                                    - -      302,800
Other assets                                   318,279     120,858
  Total Assets                             $10,921,980  $8,618,263

Liabilities and Shareholders' Equity
Notes payable                              $   100,000  $3,350,000
Miscellaneous liabilities                       21,190      82,892
  Total Liabilities                        $   121,190  $3,432,892

Common stock                               $ 1,094,338  $1,094,338
Paid-in-capital                              9,849,147   4,353,632
Retained earnings                             (140,182) (153,079)
Unrealized gain (loss) on
 securities held for sale                       (2,513)  (109,520)
  Total Capital                            $10,800,790  $5,185,371
  Total liabilities and capital            $10,921,980  $8,618,263

Parent Company Statements of Income

                                           Year ended December 31,
                                               1995           1994
Interest income                           $ 274,342      $  77,960
Expense:
 Interest expense                           115,049         73,846
 General and administrative                 592,754        148,243
  Total expense                           $ 707,803      $ 222,089

(Loss) before income taxes
 and equity in undistributed
 earnings of Subsidiaries                 (433,461)      (144,129)

Income tax (benefit)                      (387,433)       (69,438)
Equity in undistributed
 earnings of subsidiaries                    58,925        320,913
Net income                                $  12,897      $ 246,222

Parent Company Statements of Cash Flows

                                           Year ended December 31,
                                           1995               1994
Cash flows from operating activities:
 Net income                            $    12,897       $ 246,222
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
 Equity in undistributed net
  (earnings) of Subsidiaries              (58,925)       (320,913)
 Depreciation                               3,192             809
 Increase in other prepaids, receivables
  deferrals and accruals, net              43,680        (177,551)
Net cash provided by
                   operating activities $       844       $(251,433)

Cash flows from investing activities:
 Loans to subsidiaries                          $   870,687      $(3,087,000)
 Investment in Subsidiary                        (2,600,000)        (350,000)
 Purchase of equipment                              (19,548)          (9,018)
Net cash provided to investing activities       $(1,748,861)     $(3,446,018)

Cash flows from financing activities:
 Notes payable                                  $(3,250,000)     $ 3,350,000
 Proceeds from sale of units                      5,456,457             - -
 Proceeds from issuance of restricted stock          39,058            6,267
Net cash provided from
 financing activities                           $ 2,245,515      $ 3,356,267

Net increase in cash                            $   497,498      $  (341,184)
Cash, beginning of year                             162,235          503,419
Cash, end of year                               $   659,733      $   162,235
Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable. GIFH did not change accountants during the two most recent fiscal years, and it continues to use the independent accounting firm of Francis & Company, CPAs.


PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

The Directors and executive officers of GIFH are as follows:

Name (Age)       Position With Company         Director Since

L. McRee Harden (40)     Director                 1988

Michael D. Hodges (42)   Director                 1991
Russell C. Jacobs, Jr. (60)
                         Director                 1988
Gregory S. Junkin (54)   Chairman and
                         Chief Executive Officer  1987
Claude Kermit Keenum (59) Director                 1988
Paul D. Lockyer (43)     President and Director   1987
Jimmy D. Veal (47)       Vice Chairman and
                         Secretary/Treasurer      1987
J. Thomas Whelchel (61)  Vice Chairman            1988

Members of the Board of Directors serve for a period of one year, or until their death, resignation, removal or replacement under GIFH's governing instruments by a duly elected and qualified candidate.

     A brief account of the business and civic experience of each of the directors and executive officers is set out below. Unless otherwise indicated, each individual has held the indicated position for at least the past five years.

     L. Mcree Harden. Mr. Harden has been a director of GIFH since July 1988, a director of The First Bank of Brunswick since February 1990, and a director of the First Credit Service Corporation since July 1993. Mr. Harden is self employed with interests in six convenience stores, a car wash and a package store.

     Michael D. Hodges. Mr. Hodges has been a director of GIFH since 1991 and a director of The First Bank of Brunswick since June 1990. He also has been Senior Vice President of the Bank since June 1990 with principal responsibilities
for all lending functions.

     Russell C. Jacobs, Jr. Mr. Jacobs has been a director of GIFH since July 1988, a director of The First Bank of Brunswick since February 1990, and a director of First Bank Mortgage Corporation since July 1993.
  Mr. Jacobs is self-employed as an agent for the Equitable Financial
 Companies and as a registered
representative with Equico Securities, Inc. Mr. Jacobs holds both the Chartered Life Underwriter ("CLU") and Chartered Financial Consultant ("CHFC") designations.

     Gregory S. Junkin. Mr. Junkin has been Chairman and Chief Executive Officer of GIFH since March 1987, a director of The First Bank of Brunswick since
February 1990, and Chairman and Chief Executive Officer and a director of both First Credit Service Corporation and First Bank Mortgage Corporation since July 1993. Mr. Junkin has been involved in the investment business for thirty-five years. From 1961 until 1965, Mr. Junkin held various positions with the Department of Member Firms of the New York Stock Exchange, Inc. In 1965, Mr. Junkin joined Reynolds Securities, Inc., the predecessor firm to Dean Witter Reynolds, Inc., where he held various compliance, sales and management positions until 1973. Mr. Junkin joined The Balcor Company, a national real estate investment company, in 1973, the year it was founded. He was a principal of GIFH, which was sold to a subsidiary of American Express Company in 1982. Mr. Junkin was Vice Chairman of GIFH until February 1987, at which time he became a consultant to that company. He remained in that capacity until the expiration of his employment contract in January 1988.

     Claude Kermit Keenum.  Mr. Keenum has been a director of GIFH since July
1988 and a director of The First Bank of Brunswick since February 1990.   He
became a director of First Credit Service Corporation in 1995. Mr. Keenum was the superintendent of the Glynn County School System from 1980 to 1989 and the superintendent of the Cobb County School System in metropolitan
 Atlanta from 1989
to 1992.  He is currently President of Southeastern Communication Systems, Inc.

     Paul D. Lockyer. Mr. Lockyer has been President and Chief Operating Officer of GIFH since July 1995. From September 1988 through July 1995, he served as Senior Vice President of GIFH. Mr. Lockyer has been Chief Financial Officer of GIFH since September 1988, and a director of GIFH since
 December 1987.
He has been President, Chief Executive Officer, and a director of The First Bank of Brunswick since February 1990. He has also been a director of First Credit Service Corporation and First Bank Mortgage Corporation since July 1993.

     Jimmy D. Veal.  Mr. Veal has been Vice Chairman of GIFH since July 1995.
He has been a director of GIFH since June 1987 and Secretary/Treasurer of GIFH since September 1992. He is Vice Chairman and has been a director of The First Bank of Brunswick since February 1990, and Secretary/Treasurer and a director of both First Credit Service Corporation and First Bank Mortgage Corporation since July 1993. He is Secretary/ Treasurer and a director of Motel Properties, Inc., a corporation that owns and operates four motels in Glynn County and two in Camden County.

     J. Thomas Whelchel. Mr. Whelchel has been Vice Chairman of GIFH since July 1995. From July 1988 through July 1995, he served as President of GIFH. Mr. Whelchel has been a director of GIFH since July 1988, and Chairman and a director
of The First Bank of Brunswick since February 1990. Mr. Whelchel has also been a director of both First Credit Service Corporation and First Bank Mortgage Corporation since July 1993. He is a senior partner in the Brunswick law firm of Whelchel, Brown, Readdick and Bumgartner.

Item 10.  Executive Compensation.

          A.   Named Executive Officers.

               The following table sets forth the compensation paid to the named executive officers of GIFH and its subsidiaries for each of GIFH's last three completed fiscal years.

SUMMARY COMPENSATION TABLE


                             ANNUAL                    LONG TERM COMPENSATION
                          COMPENSATION                 AWARDS         PAYOUTS

                                                                   Securities
 Name and                      Other    Restricted Underlying
                                                                     All Other
 Principal                    Annual     Stock   Options/     LTIP  Compensa-
 Position
  Year    Salary    Bonus    Compensation  Awards(1) SARs Payouts        tion
   (a (b)  (c)       (d)         (e)       (f)      (g)        (h)        (i

Gregory S. Junkin,
 1995     $147,211      $0     $0       $99,548(2)       0        $0       $0
 Chairman and CEO
 1994    $ 40,558       $0     $0       $42,000(2)       0        $0      $0
 of GIFH
1993         $0         $0    $0           $0             0      $0       $0

Paul D. Lockyer,
 1995     $107,627    $12,785 $0   $71,500(3)  14,862(7)    $0           $0
 President, COO and
 1994   $100,000      $32,000 $0 $ 6,600(3)       2,027(5)  $0            $0
 CFO of GIFH
1993     $ 93,108     $6,916   $0     $0  1,504(6)          $0            $0

Michael D. Hodges,
 1995     $ 92,096    $ 6,000   $0   $10,498(4)  6,921(7)   $0            $0
 Senior V.P. of the
 1994     $ 85,500    $15,000   $0   $ 4,650(4)  1,408(5)   $0            $0
 Bank
 1993   $ 82,160      $ 4,611   $0   $0           1,003(6)  $0           $0


(1) In the event that GIFH declares a dividend on its outstanding shares of Common Stock, then such dividend will be equally applicable to the restricted stock reported in this column (f).

(2) The aggregate number of shares of restricted stock held by Gregory S. Junkin as of December 31, 1995 is 22,315 shares and the value of such shares is $145,048. All of the restricted stock awarded to Mr. Junkin in 1994 (7,000 shares) will vest upon the earlier of (i) three years from August 17, 1994, the date the shares were granted to Mr. Junkin, or (ii) a change of control in the ownership of GIFH through the acquisition of more than 50% of GIFH's outstanding stock by a third party. The restricted stock awarded to Mr. Junkin in 1994 will be forfeited if he is not in the employment of either GIFH or any of its subsidiaries on August 16, 1997, unless Mr. Junkin's employment is terminated because of the sale of GIFH or a subsidiary through which Mr. Junkin is employed and Mr. Junkin is not offered other employment within GIFH or one of its remaining subsidiaries. With respect to the shares of restricted stock granted to Mr. Junkin in 1995 (15,315 shares), one-seventh of such shares (i.e., 2,187.86 shares) will vest on July 25, 1996, and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Junkin shall cease to be a director of GIFH or any subsidiary of GIFH, or an executive officer of GIFH or any subsidiary of GIFH, than he shall forfeit any of the restricted shares granted to him in 1995 which have not already vested at the time of the event which triggers the forfeiture.

(3) The aggregate number of shares of restricted stock held by Paul D. Lockyer as of December 31, 1995 is 12,100 shares and the value of such shares is $78,650. None of the restricted stock awarded to Mr. Lockyer in 1994 (1,100 shares) will vest in under three years from the date of grant unless there occurs, within such time period, a change of control in the ownership of GIFH through the acquisition of more than 50% of GIFH's outstanding stock by a third party. The restricted stock awarded to Mr. Lockyer in 1994 will be forfeited if he is not in the employment of either GIFH or one of its subsidiaries on August 16, 1999, unless Mr. Lockyer's employment is terminated because of the sale of GIFH or a subsidiary through which Mr. Lockyer is employed and Mr. Lockyer is not offered other employment within GIFH or one of its subsidiaries. With respect to the shares of restricted stock granted to Mr. Lockyer in 1995 (11,000 shares), one-seventh of such shares (i.e., 1,571.43 shares) will vest on July 25, 1996, and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Lockyer shall cease to be a director of GIFH or any subsidiary of GIFH, or an executive officer of GIFH or any subsidiary of GIFH, then he shall forfeit any of the restricted shares granted to him in 1995 which have not already vested at the time of the event which triggers the forfeiture.

(4) The aggregate number of shares of restricted stock held by Michael D. Hodges as of December 31, 1995 is 2,390 shares and the value of such shares is $15,535. None of the restricted stock awarded to Mr. Hodges in 1994 (775 shares) will vest in under three years from the date of grant unless there occurs, within such time period, a change of control in the ownership of GIFH through the acquisition of more than 50% of GIFH's outstanding stock by a third party. The restricted stock awarded to Mr. Hodges in 1994 will be forfeited if he is not in the employment of either GIFH or one of its subsidiaries on August 16, 1999, unless Mr. Hodges' employment is terminated because of the sale of GIFH or a subsidiary through which Mr. Hodges is employed and Mr. Hodges is not offered other employment within GIFH or one of its subsidiaries. With respect to the shares of restricted stock granted to Mr. Hodges in 1995 (1,615 shares), one-seventh of such shares (i.e., 230.71 shares) will vest on July 25, 1996, and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Hodges shall cease to be a director of GIFH or any subsidiary of GIFH, or an executive officer of GIFH or any subsidiary of GIFH, then he shall forfeit any of the restricted shares granted to him in 1995 which have not already vested at the time of the event which triggers the forfeiture.

(5) These options are nonstatutory stock options which have been granted pursuant to that certain 1991 Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan adopted by GIFH on May 30, 1991 (the "Plan"). The Plan provides for the granting of certain nonstatutory stock options that are not intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These nonstatutory stock options shall be vested and may be exercised by the individual to whom such options have been granted during the period such individual serves as an officer or any other key employee of GIFH. For additional information regarding these nonstatutory stock options, see (i) the Plan (Exhibit 10(b) hereto), (ii) that certain Stock Option Agreement dated February 22, 1994, between GIFH and Paul D. Lockyer (Exhibit 10(c) hereto), and (iii) that certain Stock Option Agreement dated February 22, 1994, between GIFH and Michael D. Hodges (Exhibit 10(d) hereto).

(6) These options are incentive stock options which have been granted pursuant to the Plan. The Plan provides for the granting of certain stock options that are intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These incentive stock options shall be vested and may be exercised by the individual to whom such options have been granted during the period such individual serves as an officer or any other key employee of GIFH after January 28, 1993. For additional information regarding these incentive stock options, see (i) the Plan (Exhibit 10(b) hereto), (ii) that certain Stock Option Agreement dated January 28, 1993, between GIFH and Paul D. Lockyer (Exhibit 10(e) hereto), and (iii) that certain Stock Option Agreement dated January 28, 1993, between GIFH and Michael D. Hodges (Exhibit 10(f) hereto). As a result GIFH's five-for-four stock split which took place on September 21, 1993, the number of stock options reflected in the Summary Compensation Table as being issued to Messrs. Lockyer and Hodges in 1993 is greater than the number of stock options granted to Messrs. Lockyer and Hodges under the Option Agreements described in this footnote (6).

(7) These options are incentive stock options which have been granted pursuant to that certain Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan adopted by GIFH on July 25, 1995 (the "1995 Plan"). The 1995 Plan provides for the granting of certain options that are intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, as well as certain nonstatutory stock options that are not intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These incentive stock options were granted on July 25, 1995, and vested immediately upon being granted. These options may be exercised at any time before the earlier of
    (i) July 25, 2005; or (ii) the date upon which the optionee ceases to be an employee of GIFH; provided, however, that if the optionee's employment with GIFH is terminated for any reason other than (a) optionee's death or disability, (b) optionee's voluntary termination of his employment without GIFH's consent, or (c) termination of optionee's employment by GIFH for cause, then, in such event, optionee may exercise these incentive stock options for up to three months after termination of his employment (but in no event later than July 25, 2005). For additional information regarding these incentive stock options, see (i) the 1995 Plan (Exhibit 10(g) hereto), and (ii) that certain form of Option Agreement dated as of July 25, 1995, entered into between GIFH and each of Paul D. Lockyer and Michael
    D. Hodges (Exhibit 10(h) hereto).

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

                        Number of   Percent of
                         Securities     Total Options/
                         Underlying    SARs Granted to
               Options/SARs            Employees inExercise or Base Expiration
 Name            Granted    Fiscal Year    Price             Date
 (a)              (b)         (c)           (d)             (e)

Gregory S. Junkin
                    0          0.00%        --           --


Paul D. Lockyer
               14,862                 18.77%  $6.50/Share    7/25/05

Michael D. Hodges
              6,921                  8.74%  $6.50/Share    7/25/05

These options have been granted pursuant to the 1995 Plan.

The following table presents information regarding the value of unexercised options held at December 31, 1995. No stock options were exercised and there were no SARs outstanding during fiscal year 1995.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES




                                                  Number of       Value
                                                      of
                                                 Securities      Unexercised
                                                 Underlying      in-the-Money
                                                  Unexercised    Options/SARs
                                                Options/SARs at      at FY-End
                      Shares Acquired              Value       Exercisable/
                                                               Exercisable/
         Name           on Exercise                Realized    Unexercisable
                                                               Unexercisable
          (a)          (b)         (c)           (d)             (e)
Gregory S. Junkin       --           --            --           --

Paul D. Lockyer
                       --            --       43,393(1)     $65,864/$0(3)

Michael D. Hodges
                       --            --        28,082(2)     $49,133/$0(3)



(1) Paul D. Lockyer has the right to acquire 43,393 shares of GIFH's Common Stock pursuant to stock options issued by GIFH to Mr. Lockyer. All of the 43,393 stock options held by Mr. Lockyer were exercisable as of December 31, 1995. Of the 43,393 stock options, 25,000 are exercisable at the price of $4.00 per share, 1,504 are exercisable at the price of $4.60 per share, 2,027 are exercisable at the price of $6.25 per share, and 14,862 are exercisable at the price of $6.50 per share.

(2) Michael D. Hodges has the right to acquire 28,082 shares of GIFH's Common Stock pursuant to stock options issued by GIFH to Mr. Hodges. All of the 28,082 stock options held by Mr. Hodges were exercisable as of December 31, 1995. Of the 28,082 stock options, 18,750 are exercisable at the price of $4.00 per share, 1,003 are exercisable at the price of $4.60 per share, 1,408 are exercisable at the price of $6.25 per share, and 6,921 are exercisable at the price of $6.50 per share.

(3) Dollar values have been calculated by determining the difference between the estimated fair market value of GIFH's Common Stock at December 31, 1995 ($6.50) and the exercise prices of the options.

          GIFH does not have any Long Term Incentive Plans in effect.

          On June 5, 1992, the Bank issued a letter to Paul D. Lockyer (the "Lockyer Letter") summarizing the terms of Mr. Lockyer's employment with the Bank. Pursuant to the terms of the Lockyer Letter, Mr. Lockyer is to serve as President and Chief Executive officer of the Bank and Senior Vice President and Principal Financial Officer of GIFH. Mr. Lockyer's base salary was set at $80,500 per year, subject to possible annual increases. The Lockyer Letter confirms that Mr. Lockyer is entitled to certain stock options and that he is to be provided with a company vehicle. Mr. Lockyer may terminate his employment with the Bank upon 90 days advance notice. The Board of Directors of the Bank may terminate Mr. Lockyer's employment with the Bank with or without cause. However, if Mr. Lockyer is dismissed from his employment for reasons other than fraud or dishonesty, he is entitled to severance pay in an amount equal to six months of his then current base salary. The term of the Lockyer Letter was effective through July 2, 1994, subject to automatic extension to July 2, 1996 unless either party notified the other to the contrary. As of July 2, 1994, Mr. Lockyer's employment by the Bank was automatically extended. For additional information regarding the Lockyer Letter, see the Lockyer Letter (Exhibit 10(i) hereto).

     On June 5, 1992, the Bank issued a letter to Michael D. Hodges (the
"Hodges Letter") summarizing the terms of Mr. Hodges' employment with the Bank. Pursuant to the terms of the Hodges Letter, Mr. Hodges is to serve as Senior
 Vice
President of the Bank. Mr. Hodges' base salary was set at $75,500 per year, subject to possible annual increases. The Hodges Letter confirms that Mr.
 Hodges
is entitled to certain stock options and that he is to receive a monthly automobile allowance of $300. Mr. Hodges may terminate his employment with the Bank upon 90 days advance notice. The Chief Executive Officer or the Board of Directors of the Bank may terminate Mr. Hodges employment with the Bank with our without cause. However, if Mr. Hodges is dismissed from his employment for reasons other than fraud or dishonesty, he is entitled to severance pay in an amount equal to six months of his then current base salary. The term of the Hodges Letter was effective through July 2, 1994, subject to automatic extension to July 2, 1996 unless either party notified the other to the contrary. As of July 2, 1994, Mr. Hodges' employment by the Bank was automatically extended.
  For
additional information regarding the Hodges Letter, see the Hodges Letter (Exhibit 10(j) hereto).


B.   Directors.

     GIFH has no arrangement for the compensation of its directors for any services as a director, including committee participation or special assignments.
No director of GIFH received compensation during the last fiscal year for his services as such.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         On March 13, 1996, GIFH had 1,054 shareholders of record.

         The following table sets forth share ownership information as of March 1, 1996, with respect to any person known to GIFH to be a beneficial owner of more than 5% of GIFH's Common Stock, including Common Stock owned in the form of Units. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

Security Ownership of Certain Beneficial Owners*


Name and Address                 Number of          Percent of
of Beneficial Owner                    Shares        Class
Leonard W. Golan (1)                        200,102   8.3%
   21st Floor, Three First National Plaza
   Chicago, Illinois 60602

___________________________________________________________________________
* Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section
 13(d)
of the Securities Exchange Act of 1934, as amended (the "Act").
Under such rule,
a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) Mr. Golan's beneficial ownership of the shares of Common Stock attributed to him stems from his having voting and investment power with respect to those shares in his capacity as Trustee of each of the Leonard W. Golan Insurance Trust dated January 23, 1968, the Carol P. Golan Insurance Trust dated November 7, 1977, and the Carol P. Golan QTIP Trust dated April 18, 1995. The number of shares beneficially owned by Mr. Golan includes the right to acquire 64,642 shares pursuant to Class A Warrants which are a component of the 64,642 Units beneficially owned by Mr. Golan.

          The following table sets forth share ownership information as of March 1, 1996, with respect to (i) each director and named executive officer of GIFH who beneficially owns Common Stock, including Common Stock owned in the form
of Units, and (ii) all directors and named executive officers of GIFH as a group.
The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                Security  Ownership of Management*

Name and Address                              Number of
of Beneficial Owner                            Shares       Percent of Class
L. McRee Harden(1)                               19,385          0.8%
   P.O. Box 2369
   Darien, Georgia  31305

Michael D. Hodges(2)                                  38,764     1.6%
   207 Dunbarton Drive
   St. Simons Island, Georgia 31522

Russell C. Jacobs, Jr.(3)                                16,763   0.7%
   308 Oak Grove Island Drive
   Brunswick, Georgia  31525

Gregory S. Junkin(4)                                    105,653     4.5%
   200 Plantation Chase
   St. Simons Island, Georgia  31522

C. Kermit Keenum(5)                                 16,545          0.7%
   100 Old Mountain Road
   Powder Springs, Georgia  30073

Paul D. Lockyer(6)                                  66,581          2.8%
   311 Dunbarton Drive
   St. Simons Island, Georgia  31522

Jimmy D. Veal(7)                                      81,898     3.4%
   711 Beachview Drive
   Jekyll Island, Georgia  31527

J. Thomas Whelchel(8)                                   31,740     1.4%
   5 Glynn Avenue
   Brunswick, Georgia  31520

All directors and executive                            377,329 15.5%
   officers as a group
   (8 persons)


* Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under
Section 13(d) of the Act. Under such rule, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) Includes 1,250 shares owned by his wife for which he disclaims beneficial ownership. Also includes the right to acquire 1,385 shares pursuant to nonstatutory options granted by the Board of Directors.

(2) Includes the right to acquire 19,753 shares pursuant to incentive options issued under the Plan, 1,408 shares pursuant to nonstatutory options issued under the Plan, 6,921 shares pursuant to incentive options issued under the 1995 Plan, and 2,042 shares pursuant to nonstatutory options granted by the Board of Directors.

(3)  Includes the right to acquire 1,263 shares pursuant to nonstatutory
options granted by the Board of   Directors.

(4) Includes the right to acquire 4,044 shares pursuant to Class A Warrants which are a component of the 4,044 Units owned by Mr. Junkin, and 1,500
shares purusant to nonstatutory options granted by the Board of   Directors.

(5)  Includes the right to acquire 1,045 shares pursuant to nonstatutory
options granted by the Board of   Directors.

(6) Includes the right to acquire 26,504 shares pursuant to incentive options issued under the Plan, 2,027 shares pursuant to nonstatutory options issued under the Plan, 14,862 shares pursuant to incentive options issued under the 1995 Plan, and 1,458 shares pursuant to nonstatutory options granted by the Board of Directors.

(7) Includes 9,125 shares owned as custodian for his son, Daniel D. Veal, 9,125 shares owned as custodian for his son, Zachary T. Veal, both under the Uniform Gifts to Minors Act, and 1,958 shares pursuant to nonstatutory options granted by the Board of Directors.

(8) Includes 25 shares owned by Mr Whelchel's daughter for which he disclaims beneficial ownership, and 1,390 shares pursuant to nonstatutory options granted by the Board of Directors.


Item 12.  Certain Relationships and Related Transactions.

          During 1995, the Bank loaned funds to certain of GIFH's executive officers and directors or to businesses in which such persons had an interest. All such loans were: (a) in the ordinary course of business, (b) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

          On February 19, 1996, GIFH acquired Unit Number 200 of Plantation Chase Condominium, a two-story, free standing, brick building containing approximately 5,200 square feet of space (the "Building"), from 200 Plantation Chase Company, a Georgia general partnership in which Gregory S. Junkin, Chairman of the Board and Chief Executive Officer of GIFH, was a 33 percent partner, for a purchase price of $350,000 (the "Purchase Transaction"). In accordance with the terms of Section 14-2-862 of the Georgia Business Corporation Code (O.C.G.A. Section 14-2-862), relating to conflict of interest transactions, GIFH received authorization to engage in the Purchase Transaction by the unanimous vote of all of the uninterested directors of GIFH at a meeting of the Board of Directors on September 16, 1995. Board approval of the Purchase Transaction was contingent upon GIFH obtaining an appraisal of the Building from an independent certified appraiser in the amount of at least $350,000. Prior to the closing of the Purchase Transaction, GIFH did receive a written appraisal indicating that the market value of the Building as of December 10, 1995 was $355,000.

Item 13.  Exhibits List and Reports on Form 8-K.

A.   Exhibits Required Under Item 601 of Regulation S-B.

Exhibit No.         Description

3(a) Restatement and Amendment of the Articles of Incorporation of GIFH,
effective   August 24, 1995 (filed as Exhibit 3.(i) to GIFH's
Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

3(b) Bylaws of GIFH (filed as Exhibit 3.(ii) to GIFH's Quarterly Report on
     Form 10-QSB for the quarter ended September 30, 1995 (File No. 33-19735-
     A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(a) Loan and Security Agreement dated March 14, 1995, between BankAmerica Business Credit, Inc. and First Credit Service Corporation (filed as
          Exhibit 10(b) to GIFH's Annual Report on Form 10-KSB
(File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated
          herein by reference).

10(b) The Golden Isles Financial Holdings, Inc. 1991 Incentive Stock Option Plan and The Golden Isles Financial Holdings, Inc. 1991 Nonstatutory Stock Option Plan (filed as Exhibit 10(a) to GIFH's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on
 March
          31, 1994 and incorporated herein by reference).

10(c)     Stock Option Agreement Under Golden Isles Financial Holdings, Inc.
 1991
          Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated February 22, 1994, between Golden Isles Financial Holdings, Inc. and Paul D. Lockyer (filed as Exhibit 10(e) to GIFH's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March
          31, 1995 and incorporated herein by reference).

10(d)     Stock Option Agreement Under Golden Isles Financial Holdings, Inc.
 1991
          Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated February 22, 1994, between Golden Isles Financial Holdings, Inc. and Michael D. Hodges (filed as Exhibit 10(f) to GIFH's
Annual Report on
          Form 10-KSB (File Number 33-19735-A), filed with the Commission on March
          31, 1995 and incorporated herein by reference).

10(e)     Stock Option Agreement Under Golden Isles Financial Holdings, Inc.
 1991
          Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated January 28, 1993, between Golden Isles Financial Holdings, Inc. and Paul D. Lockyer (filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference)

10(f)     Stock Option Agreement Under Golden Isles Financial Holdings, Inc.
 1991
          Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated January 28, 1993, between Golden Isles Financial Holdings, Inc. and Michael D. Hodges (filed as Exhibit 10(h) to the Registrant's
 Annual
          Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10(g)     Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan (filed as
Exhibit 10.(i)to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(h)     Form of Option Agreement, dated July 25, 1995, entered into between
 GIFH
and each of Paul D. Lockyer and Michael D. Hodges (filed as Exhibit 10.(iii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(i) Employment Agreement between the Bank and Paul D. Lockyer by letter dated June 5, 1992 (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (File Number 33-77822), filed with the Commission on May 27, 1994 and incorporated herein by reference).

10(j) Employment Agreement between the Bank and Michael D. Hodges by letter dated June 5, 1992 (filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10(k)     Form of Restricted Stock Grant Agreement, dated July 25, 1995, entered into between the Company and each of its directors and named executive officers (filed as Exhibit 10.(ii) to the Registrant's Quarterly Report on
Form 10-QSB for the quarter ended September 30, 1995 (File No. 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(l)Sales Contract dated November 29, 1995 between 200 Plantation Chase Company, a Georgia general partnership, and the Registrant.

21   Subsidiaries of GIFH.

27   Financial Data Schedule.

99(a)     Amendment No. 2 to Registrant's Registration Statement on Form SB-2
          (File
No. 33- 77822), filed with the Commission on April 29, 1995, is incorporated herein by reference.

B.   Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized.



GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)

By:  /s/ Gregory S. Junkin
     Gregory S. Junkin
     Chairman of the Board of Directors

Date:  March 30, 1996

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                Title                    Date

/s/ Gregory S. Junkin    Chairman of the Board of March 30, 1996
Gregory S. Junkin        Directors; Chief Executive
                         Officer (principal executive
                         officer)

/s/ J. Thomas Whelchel   Vice Chairman of the Board
J. Thomas Whelchel       of Directors             March 30, 1996


/s/ Paul D. Lockyer      Director;
                         President, Chief Operating
                                                    March 30,1996
Paul D. Lockyer          Officer and Chief Financial Officer

/s/ L. McRae Harden      Director                 March 30, 1996
L. McRae Harden

/s/ Michael D. Hodges    Director                 March 30, 1996
Michael D. Hodges

/s/ Russell C. Jacobs, Jr.    Director                 March 30, 1996
Russell C. Jacobs, Jr.

/s/ Claude Kermit Keenum Director                 March 30, 1996
Claude Kermit Keenum

/s/ Jimmy D. Veal        Vice Chairman of the Board of
Jimmy D. Veal            Directors; Secretary and Treasurer   March 30, 1996

INDEX TO EXHIBITS



Exhibit                                                   Sequential
Number         Description                               Page Number

10(l)          Sales Contract between 200 Plantation Chase Company
          and the Registrant

21        Subsidiaries of GIFH

27        Financial Data Schedule

EXHIBIT 10(l)


SALES CONTRACT


     THIS SA2LES CONTRACT is made as of this 29th of November between 200 Plantation Chase Company, a Georgia General Partnership (referred to herein as "Seller") and Golden Isles Financial Holdings, Inc., a Georgia Corporation (referred to herein as the "Buyer").

     1.   Effective Date.     The "Effective Date" of this Contract shall be
the date set forth above; provided, however, that this Contact shall be null and void if Seller does not deliver to Buyer a copy of this Contract, which has been fully executed by Seller, by hand-delivery or telecopy by 5:00 p.m. on December 8, 1995, in which event all earnest money shall promptly be returned to Buyer.

     2.   Property.     Seller agrees to sell and Buyer agrees to buy the
property described on Exhibit "A" attached hereto, together with all improvements
thereon (the "Property"), subject to the terms set forth below.

     3.   Purchase Price; Earnest Money.     The purchase price of the Property
is $350,000 payable in cash or by certified funds or wire transfer at closing. Seller acknowledges receipt of $5,000 by check as earnest money, which is to be deposited in escrow to be applied against the purchase price at closing or as otherwise provided herein.

     4.   Inspection.

     (a)  Seller's Documents.     Within 10 days of the Effective Date, Seller
shall provide Buyer with copies of all legal plats, site plans, topographical surveys, soil compaction tests, environmental soil assessments and any other similar items relating to the Property in seller's possession. In the event that
the sale does not close for any reason, Buyer shall promptly return all such documents to Seller.

     (b)  Inspection Contingency.     Until 60 days after the Effective Date
hereof (the "Inspection Deadline"), Buyer and Buyer's agents and designees (at Buyer's sole cost and expense) shall have the right to (i) conduct all investigations as to title, zoning and legal matters with respect to the Property
and Buyer's intended use of the Property (including, without limitation, verifying adequate utility service and obtaining all appropriate permits and licenses with respect to Buyer's intended use of the Property), (ii) enter the Property for the purposes of inspecting the Property and conducting all tests, surveys and studies deemed necessary by Buyer, and (iii) make any other investigations as Buyer may, in its sole discretion, require to assess the condition and value of the Property and its suitability for Buyer's intended purpose. Such investigations shall be during normal business hours on normal business days; provided, however, that such activities shall not interfere with the ordinary use of the Property by Seller. In the event Buyer determines that the Property is not suitable and satisfactory to Buyer for any reason, in Buyer's
sole and arbitrary discretion, Buyer shall have the right to terminate this Contract on or before 5:00 p.m. Eastern Standard Time on the Inspection Deadline date and the earnest money shall promptly be returned to Buyer.

     (c)  Indemnity.     Buyer hereby indemnifies and holds Seller harmless
from and against any and all liabilities, damages, losses, costs and expenses (including reasonable attorney's fees and expenses), suffered, incurred or sustained by Seller as a result of, by reason of or in connection with the entry by Buyer or Buyer's agents or designees onto the Property or the activities of such parties with respect to the Property. This indemnity shall survive any termination of this Contract.

     5.   Representations and Warranties.     Seller represents and warrants
to Buyer as follows, which representations and warranties shall survive closing:

     (a)  Title.     Seller has and shall convey to Buyer at closing marketable title to the Property (meaning a title which a title insurance company licensed to do business in the state of Georgia will insure at its regular rates, subject only to standard exceptions which are satisfactory to Buyer, unless otherwise specified herein).

     (b)  Environmental.     To the best of Seller's knowledge, no portion of
the Property consists of filled land or is classified by the U.S. Corps of Engineers as "wetlands". The Property does not contain any hazardous wastes, hazardous substances, hazardous materials, toxic substances, hazardous air pollutants or toxic pollutants as those terms are used in the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Hazardous Materials Transportation Act and the Comprehensive Environmental Response Compensation Liability Act, as amended, and their state and local counterparts ("Environmental Laws"). Seller shall not permit any such materials to be brought onto the Property or if so brought on or found located thereon, shall immediately insure that same be immediately removed,
with proper disposal, and all required environmental cleanup procedures of any nature shall be diligently undertaken pursuant to all such Environmental Laws. Seller (with respect to the Property) is in full compliance with all Environmental Laws and any plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder with respect to the Property. No proceeding of any nature has been commenced or threatened or notices received by Seller concerning any violation of any Environmental Law.

     6.   Closing.     In the event that this Contract is not terminated as set
forth above, the sale of the Property shall be consummated within 30 days after the Inspection Deadline (unless the parties mutually agree otherwise). At closing, (a) Seller shall deliver to Buyer a general warranty deed conveying marketable title to the Property, subject only to (i) zoning ordinances affecting
the Property allowing Buyer's intended use, (ii) general utility, sewer, and drainage easements of record upon which any improvements to the Property do not encroach, and (iii) other encumbrances of record which Buyer has consented to and
which will not be affected by Buyer's intended use of the Property;
 and (b) Buyer
and Seller shall deliver all other documents and items (including, without limitation, an I.R.C. 1445 foreign/non-foreign seller affidavit) and take such other actions as are needed to close the transaction. Seller shall pay all liens, loans, and encumbrances due on the Property, as well as all transfer tax on Seller's deed. Buyer shall pay for all intangible taxes due, if any. Taxes, insurance premiums and other customary charges shall be prorated through closing.

     7.   Covenants.

     (a)  Cooperation.     Seller shall use Seller's best efforts to assist
Buyer, upon Buyer's request, in obtaining any zoning modifications and easements on or over adjacent property (including, without limitation, easements for utilities and storm water drainage) in order to enable Buyer to use the Property as it intends, and shall fully cooperate in granting such easements to Buyer in the event that Seller owns any real property adjacent to the Property.

     8.   Remedies.

     (a)  Default by Buyer.     In the event that the closing does not occur
due to the default of Buyer, Seller's sole remedy shall be that the earnest money
shall be promptly delivered to Seller as full liquidated damages for such default. The parties acknowledge that Seller's actual damages in the event of a default by Buyer under this Contract will be difficult to ascertain, and that liquidated damages represented the parties' best estimate of such damages.

     (b)  Default by Seller.     In the event that the closing does not occur
due to the default of Seller, the earnest money shall be promptly delivered to Buyer and Buyer shall be entitled to pursue any rights and remedies as may be provided for or allowed by law or in equity. Seller acknowledges that money damages may not adequately compensate Buyer in the event of a default by Seller and, accordingly, that Buyer's remedies shall include, without limitation, the remedy of specific performance.

     9.   Special Stipulations.     This Contract and the sale of the Property
shall be further subject to the special stipulations, if any, set forth on Exhibit "B." If there is any conflict between such stipulations and the terms hereof, the stipulations shall control to the extent of the conflict.

     10.  Miscellaneous.

     (a)  Time.     Time is of the essence of this Contract.

     (b)  Interpretation.     Seller and Buyer acknowledge that both parties
participated equally in the negotiation of this Contract and that no court construing this Contract shall construe it more stringently against one party than against the other. In the event that any court of competent jurisdiction shall declare any covenant hereof to be invalid, prohibited, or unenforceable, the remaining covenants and obligations of this Contract shall remain independent, divisible, and enforceable. Any such unenforceable or prohibited provision or provisions may be modified in a court of law to the fullest extent allowed by the law of such jurisdiction so as to allow such provision or provisions to be written in such a manner and to such an extent as to be enforceable in such jurisdiction under the circumstances. The headings in this Contract are inserted for convenience only and are in no way intended to interpret, define or limit the scope of any provision hereof.

     (c)  Notices.     All notices and other communications required or
permitted hereunder shall be in writing and shall be deemed to have been given and delivered if (i) delivered personally, (ii) if mailed by registered or certified mail, return receipt requested, postage prepaid (in which event the second business day after the date of mailing shall be deemed the date such notice is given), or delivered by a nationally recognized express courier service
(in which event notice shall be deemed to have been given on the date of delivery
to such courier service), or (iii) if transmitted by facsimile transmission to the recipient's facsimile number (in which event the confirmation of transmission
shall be deemed conclusive evidence of such delivery), in each case as follows:


Buyer:

Golden Isles Financial Holdings, Inc.
2812 Cypress Mill Road
P.O. Box 160
Brunswick, GA 31521
Telephone: (912) 267-9500
Telecopy: (912) 264-9226


Seller:
200 Plantation Chase Company
200 Plantation Chase
St. Simons Island, GA 31522

     (d)  Assignment; Binding Effect.     This Contract may be assigned by
Buyer to any other party without the consent of Seller, provided that Buyer's intended use shall not materially change. This Contract shall inure to the benefit of and be binding upon the parties and their respective heirs, representatives, successors and assigns.

     (e)  Entire Agreement; Amendment; Waiver.     This Contract contains
the entire agreement between the parties hereto relating to the matters provided herein. This Contract shall not be modified or amended in any manner except by an instrument in writing executed by the parties. Any term or condition of this Contract may be waived at any time by the party which is entitled to the benefit thereof, but only if such waiver is evidenced in writing signed by such party. No waiver of any breach shall be deemed a waiver of any preceding or succeeding breach, nor of any other breach of a provision contained in this Contract.

     (f)  Governing Law.     This Contract shall be governed by and
construed in accordance with the laws of the State of Georgia.

     (g)  Counterparts.     This Contract may be executed simultaneously in
any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have caused this Contract to be executed as of the respective dates set forth below.

BUYER:

GOLDEN ISLES FINANCIAL                                    INDIVIDUAL SELLER(S):
HOLDINGS, INC.


By:

     Paul D. Lockyer
                                     Date: December        , 1995
     President

Date: November 29, 1995
                                  Date: December         , 1995



                                   Date: December         , 1995






                            EXHIBIT A

ALL that certain lot, tract or parcel of land situate, lying and being on St. Simons Island, in Glynn County, Georgia, and being UNIT NUMBER 200 OF PLANTATION CHASE CONDOMINIUM, as shown on that certain location plat prepared by Joe Biletzskov, Georgia Registered Surveyor Number 1672, recorded in Condominium Plat Cabinet 19-A, Plat No. 1229, in the Office of the Clerk of Superior Court of Glynn County, Georgia. The Unit is a part of the property described in "Exhibit A" to the Declaration of Condominium for Plantation Chase Condominium dated May 5, 1986, and recorded in Deed Book 27-K, page 461, et seq., aforesaid records.

The Unit includes an undivided 33.333 percent interest in the common elements of Plantation Chase Condominium, (as such common elements are defined in said Declaration), together with all of the right, title and interest of Grantor in said Unit and the appurtenances thereto under said Declaration.

The above-described location plat, the Declaration of Condominium, and any recorded amendments thereto are incorporated herein by reference and made a part hereof.




                            EXHIBIT B

                       SPECIAL STIPULATIONS

1. This contract is contingent upon Golden Isles Financial Holdings, Inc.'s ability to secure a 15 year fixed rate loan at not more than 10% interest in an amount of not less than $280,000.

2. At closing Seller will provide Buyer with a certification from a local pest control company which states property is completely free from any type of insect infestation.

3. Seller agrees to repair any rotted wood existing on exterior of subject building prior to closing.

4. This contract is subject to Buyer's ability to obtain an appraisal from a local certified appraiser which substantiates the building's value to be at least $350,000.
EXHIBIT 21

SUBSIDIARIES OF REGISTRANT


The First Bank of Brunswick,
  a Georgia corporation

First Bank Mortgage Corporation,
  a Georgia corporation

First Credit Service Corporation,
  a Georgia corporation.