Form 10KSB/A
period 1995-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1996-05-01
CIK 828749

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________
FORM 10-KSB/A
__________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Transitional Small Business Disclosure Format:
Yes        No  X

DOCUMENTS INCORPORATED BY REFERENCE

None

Gregory S. Junkin. Mr. Junkin has been Chairman and Chief Executive Officer of GIFH since March 1987, a director of The First Bank of Brunswick since February 1990, and Chairman and Chief Executive Officer and a director of both First Credit Service Corporation and First Bank Mortgage Corporation since July 1993. Mr. Junkin has been involved in the investment business for thirty-five years. From 1961 until 1965, Mr. Junkin held various positions with the Department of Member Firms of the New York Stock Exchange, Inc. In 1965, Mr. Junkin joined Reynolds Securities, Inc., the predecessor firm to Dean Witter Reynolds, Inc., where he held various compliance, sales and management positions until 1973. Mr. Junkin joined The Balcor Company, a national real estate investment company, in 1973, the year it was founded. He was a principal of the company, which was sold to a subsidiary of American Express Company in 1982. Mr. Junkin was Vice Chairman of the company until February 1987, at which time he became a consultant to that company. He remained in that capacity until the expiration of his employment contract in January 1988.

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

(2) Includes the right to acquire 19,753 shares pursuant to incentive options issued under the Plan, 1,408 shares pursuant to nonstatutory options issued under the Plan, 6,921 shares pursuant to incentive options issued under the 1995 Plan, 1,042 shares pursuant to nonstatutory options granted by the Board of Directors, and 1,000 shares pursuant to incentive options granted by the Board of Directors.

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

(6) Includes the right to acquire 26,504 shares pursuant to incentive options issued under the Plan, 2,027 shares pursuant to nonstatutory options issued under the Plan, 14,862 shares pursuant to incentive options issued under the 1995 Plan, 1,458 shares pursuant to nonstatutory options granted by the Board of Directors, and 2,130 shares pursuant to incentive options granted by the Board of Directors.

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