Form 10QSB
period 1996-03-01
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1996-05-14
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 1996.

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF
1934
For the transition period from                to


Commission File No. 0-27448

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

Common Stock, no par value per share:   2,337,244 shares issued
and outstanding
as of May 10, 1996, of which 896,968 shares are combined with a nondetachable
Class A Warrant to purchase one additional share of Common Stock.

Transitional Small Business Disclosure Format:    Yes
No     X








PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                     March 31,       December 31,
                                       1996              1995
ASSETS                              (Unaudited)      (Unaudited)
Cash and due from banks             $ 2,968,631      $ 3,567,228
Federal funds sold                    3,970,000        5,010,000
  Total cash and cash equivalents   $ 6,938,631      $ 8,577,228
Investment securities:
 Securities available-for-sale,
  at estimated market values          6,602,166        6,626,386
 Securities held-to-maturity
  (approximate estimated market
  value of $2,205,178 (03-31-96)
  and $2,255,620 (12-31-95)           2,242,730        2,273,605
Loans, net                           61,497,938       56,420,884
Loans held-for-sale                  15,002,282        7,842,230
Property and equipment, net           4,040,959        3,359,481
Other assets                          1,958,962        1,463,276
  Total Assets                      $98,283,668      $86,563,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits      $ 8,103,446      $ 7,366,505
 Interest bearing deposits           67,228,540       60,661,737
  Total deposits                    $75,331,986      $68,028,242
Notes payable                         6,495,051        2,849,683
Federal Home Loan Bank borrowings     4,141,214        4,185,214
Other liabilities                     1,593,577          699,161
  Total Liabilities                 $87,561,828      $75,762,300
Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value
  15 million shares authorized,
  2,337,244 shares (03-31-96)
  2,336,982 (12-31-95) shares
  issued and outstanding            $ 1,094,338      $ 1,094,338
Paid-in-capital                       9,867,955        9,849,147
Retained (deficit)                     (216,765)        (140,182)
Unrealized (loss) on fair value
 of securities available-for-sale       (23,688)          (2,513)
  Total Shareholders' Equity        $10,721,840      $10,800,790
  Total Liabilities
   and Shareholders' Equity         $98,283,668      $86,563,090

Refer to notes to the financial statements.
Golden Isles Financial Holdings,Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)


                                            Three Months Ended
                                                 March 31,
                                            1996          1995

Interest income                        $ 2,260,540    $1,491,173
Interest expense                         1,108,749       663,889

Net interest income                    $ 1,151,791    $  827,284

Provision for possible loan losses         163,701        64,271
 Net interest income after provision
  for possible loan losses             $   988,090    $  763,013

Other income:
 Fee income from mortgage subsidiary   $   362,419    $   72,027
 Other income                              207,232        84,325
  Total other income                   $   569,651    $  156,352

Salaries and benefits                  $   908,110    $  391,394
Depreciation and amortization               80,081        27,882
Regulatory fees and assessments              5,416        24,560
Supplies and printing                       46,581        23,639
Legal & professional                        36,375        38,162
Advertising                                 61,506        51,673
Other operating expenses                   442,414       180,033
 Total operating expenses              $ 1,580,483    $  737,343

Net income (loss) before taxes         $   (22,742)   $  182,022

Income taxes                                53,836       128,388

Net income (loss)                      $   (76,578)   $   53,634

Income (loss) per share                $      (.03)   $      .04











Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)



                                       Three Months Ended
                                           March 31,

                                               1996          1995

Cash flows from operating activities:      $    395,866      31,553

Cash flows from Investing Activities:
  Increase in loans held-for-sale          $ (7,160,052)  $  - -
  Purchase of fixed assets                     (760,113)   (719,273)
  (Increase) in loans                        (5,222,185) (3,222,602)
  Securities - available-for-sale
   Maturity and paydowns                        664,576     362,386
   Sale of securities                              - -      728,116
   Purchase of securities                      (511,484)   (498,516)
  Securities - held-to-maturity
   Maturity and paydowns                         30,875     117,927
   Purchase of securities                          - -
 - -
Net cash used in investing activities      $(12,958,383) $(3,231,962)

Cash flows from Financing Activities:
  Increase in borrowings                   $  3,601,368  $(435,044)
  Sale of stock/option amortization              18,808      9,417
  Increase in deposits                        7,303,744   6,150,708
Cash provided from financing activities    $ 10,923,920  $5,725,081

Net increase in cash and cash equivalents $ (1,638,597) $2,524,672 Cash and cash equivalents,
 beginning of period                          8,577,228   1,822,966
Cash and cash equivalents, end of period   $  6,938,631  $4,347,638















Refer to notes to the financial statements.

Golden Isles Financial Holdings,Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1996

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.


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

     Investment Securities. GIFH adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities (SFAS 115) on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

     1. Held-to-maturity securities: These are securities which GIFH has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1996

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

      Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amounts in excess of direct costs are deferred and amortized over the expected life of the loan.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status,interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1996

uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

     GIFH adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114) on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that GIFH will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate. All collateral-dependent loans, however, are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 resulted in no change to the allowance for credit losses at January 1, 1995.

     In October, 1994, FASB issued Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure (SFAS 118). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

     Mortgage Loan Administration. GIFH, through FBMC, purchases and sells real estate mortgage loans in the secondary market as part of normal operations. Loans originated pending sale are classified as loans held for sale. Such loans are valued at the lower of cost or market. All loans sold are subject to a recourse provision relating only to documentation deficiencies, which GIFH may correct. Gains and losses resulting from sales of these loans are recognized in the period the sale occurs, as the recourse provisions are not considered to significantly affect the earnings process.

     In May 1995, FASB issued Statement of Financial Accounting Standards
No. 122, Accounting for Mortgage Servicing Right, (SFAS 122). SFAS 122 amends SFAS 65, Accounting for Certain Mortgage Banking Activities, to require that a mortgage banking enterprise recognize as an asset rights to service mortgage loans for others regardless of the manner in which those servicing rights are acquired. It also requires an enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. In assessing impairment, mortgage servicing rights that are capitalized after the adoption of SFAS 122 should be stratified based on one or more of the predominant

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1996

risk characteristics of the underlying loans. Impairment should then be recognized through a valuation allowance for each impaired stratum. SFAS 122 will apply to GIFH for the calendar year beginning January 1, 1996. Management believes that the adoption of SFAS 122 will not have a material impact on the financial position of GIFH.

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

     Effective January 1, 1993, GIFH adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).
Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

Net Income Per Share. Net income per share was computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Loss per share of $(.03) for the quarter ended March 31, 1996 may not be indicative of projected earnings/ (losses) for the year ending December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital


Golden Isles Financial Holdings, Inc., St. Simons Island, Georgia
(GIFH) was incorporated under the laws of the State of Georgia in 1987 for the purpose of becoming a holding company for its then proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the Bank). Upon commencement of the Bank's principal operations on July 2, 1990, GIFH acquired 100 percent of the Bank's voting stock by injecting $4.5 million into the Bank's capital accounts. Deposits at the Bank are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

In late 1993, GIFH formed two subsidiaries, First Credit Service Corporation, Brunswick, Georgia (FCC) and First Bank Mortgage
Corporation, Brunswick, Georgia (FBMC). FCC engages in consumer finance and credit related insurance activities, while FBMC engages in the origination, processing, purchase and sale of mortgage loans, as well as in making funds available to other mortgage lenders through warehouse lines of credit. GIFH owns 100 percent of the voting shares of the Bank, FCC and FBMC. Total consolidated assets increased by $11.7 million to $98.3 million during the three-month period ended March 31, 1996. The increase was funded primarily through a $7.3 million increase in deposits and a $3.7 million increase in notes payable and a $.9 million increase in other liabilities. The new funds were utilized to increase (i) the loan portfolio by $5.0 million and (ii) loans available for sale by $7.2 million.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.9 million, representing 7.1% of total assets. Investment securities amounted to $8.8 million, representing 9.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Additionally, at March 31, 1996, GIFH had $15.0 million in loans held-for-sale. These loans are generally converted into cash within 90 days from origination. Note that the company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1996, total deposits increased from $68.0 million to $75.3 million, representing an annualized increase of 42.9%. Also, for the three month period ended March 31, 1996, GIFH was able to increase its borrowings from $7.0 million to $10.6 million, a net increase of $3.6 million. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                            Bank's       Minimum required
                        March 31, 1996    by regulator
Leverage ratio                7.3%             4.0%
Risk weighted ratio          10.8%             8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.3 percent is well above the required minimum.


Results of Operations

Net loss for the three-month period ended March 31, 1996 amounted to $(76,578), or $(.03) per share. For the three-month period ended
March 31, 1995, net income amounted to $53,634, or $.04 per share. The primary reason for the decline in income is attributed to the increased costs associated with the expanding operations of FCC and FBMC. Four major items are of a particular interest when one compares the March 31, 1996 results to those of March 31, 1995.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $827,284 for the three month period ended March 31, 1995 to $1,151,791 for the same period one year later, representing an increase of $324,507, or 39.2%. This increase was attained because total earning assets increased from $61.1 million at March 31, 1995 to $74.3 million at March
31, 1996.

b. The net interest yield, defined as net interest income divided by interest earning assets, has increased from 5.4% for the three-month period ended at March 31, 1995 to 6.2% for the three month period ended March 31, 1996. The increase is attributed to the fact that the growth in assets between March 31, 1995 and March 31, 1996 was centered in loans, the highest yielding of all asset categories.

c. Other income for the three-month period ended March 31, 1996 and 1995 amounted to $569,651 and $156,352, respectively. The significant increase in other income is due primarily to the increase in fee income and other charges that are earned through FBMC.

d.   Operating expenses for the three-month period ended March
31, 1996 and 1995 amounted to $1,580,483 and $737,343, respectively, representing an increase of $843,140, or 114%. Operating expenses represented an annualized 6.4% and 4.5% of total assets as of March 31, 1996 and 1995, respectively.

At December 31, 1995, the allowance for loan losses amounted to $718,057. By March 31, 1996, the allowance had grown to $863,188. The allowance for loan losses, as a percentage of gross loans, increased from 1.26% to 1.38% during the three month period ended March 31, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

GIFH is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on GIFH's liquidity, capital resources, or results of operations.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings. Except as otherwise provided in Item 3 of Part I of Form 10-KSB of GIFH for the fiscal year ended December 31, 1995, there are no material pending legal proceedings to which GIFH or any of its subsidiaries is a party or of which any of their property is the subject.

     Item 2.   Changes in Securities.

               (a)  None.

               (b)  None.

     Item 3.   Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security-Holders. No matter was submitted to a vote of security-holders during the quarter ended March 31, 1996.

     Item 5.   Other Information.  None.

     Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

Exhibit No.:   Description

3.(i)   Restatement and Amendment of the Articles of
Incorporation of GIFH, effective August 24, 1995 (filed as Exhibit 3.(i) to GIFH's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13,
1995 and incorporated herein by reference).

3.(ii)  By-Laws of GIFH (filed as Exhibit 3.(ii) to GIFH's
Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File No. 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

4.1     See Exhibits 3.(i) and 3.(ii) for provisions in GIFH's
Articles of Incorporation and Bylaws defining the rights of holders of GIFH's Common Stock.

4.2 Form of Class A Stock Purchase Warrants and Agreement with Holders of Class A Warrants (incorporated by reference to
        Appendices B and C to Amendment No. 2 to GIFH's
        Registration Statement on Form SB-2 (File Number 33-77822), filed with the Commission on May 1, 1995).

10.1 The Golden Isles Financial Holdings, Inc. 1991 Incentive stock Option Plan and The Golden Isles Financial Holdings, Inc. 1991 Nonstatutory Stock Option Plan (incorporated by reference to
        Exhibit 10(a) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1992).

10.2    Promissory note and stock pledge of GIFH dated September
        30, 1993 in favor of Southeastern Bank (incorporated by reference to Exhibit 10(b) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.3 Employment agreement between the Bank and Paul D. Lockyer by letter dated June 5, 1992 (incorporated by reference to Exhibit 10.3 to GIFH's Registration Statement on Form SB-2 (File Number 33 77822), filed with the Commission on May 27, 1994).

10.4    Loan and Security Agreement dated March 14, 1995, between
        BankAmerica Business Credit, Inc. and First Credit
        Service Corporation (incorporated by reference to Exhibit 10(b) to GIFH's Annual Report on Form 10-KSB for the year ended
        December 31, 1994).

10.5 HUD-1 Settlement Statement (incorporated by reference to Exhibit 10(c) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.6 AIA Document A101 Standard Form of Agreement Between Owner and Contractor between First National Bank of Brunswick and Newcastle Construction, Inc. (incorporated by reference to Exhibit 10(d) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.7    Stock Option Agreement dated February 22, 1994, between
        Golden Isles Financial Holdings, Inc. and Paul D. Lockyer
        (incorporated by reference to Exhibit 10(e) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.8 Stock Option Agreement dated February 22, 1994, between Golden Isles Financial Holdings, Inc. and Michael D. Hodges (incorporated by reference to Exhibit 10(f) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.9    Stock Option Agreement dated January 28, 1993, between
        Golden Isles Financial Holdings, Inc. and Paul D. Lockyer
        (incorporated by reference to Exhibit 10(g) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.10   Stock Option Agreement dated January 28, 1993, between
        Golden Isles Financial Holdings, Inc. and Michael D. Hodges (incorporated by reference to Exhibit 10(h) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.11   Employment Agreement between the Bank and Michael D.
        Hodges by letter dated June 5, 1992 (incorporated by reference to Exhibit 10(j) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.12   Golden Isles Financial Holdings, Inc. 1995 Stock Option
        Plan (incorporated by reference to Exhibit 10.(i) to GIFH's Quarterly Report on Form 10-QSB for the quarter ended September 30,
        1995).

10.13 Form of Option Agreement, dated July 25, 1995, entered into between GIFH and each of Paul D. Lockyer and Michael D. Hodges (incorporated by reference to Exhibit 10.(iii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

10.14 Form of Restricted Stock Grant Agreement, dated July 25, 1995, entered into between GIFH and each of its directors and named executive officers (incorporated by reference to Exhibit 10.(ii) to GIFH's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

10.15   Sales Contract dated November 29, 1995 between 200 Plantation
        Chase Company, a Georgia general partnership, and GIFH (incorporated by reference to Exhibit 10(l) to GIFH's Annual Report on Form 10-KSB for the year ended December 31, 1995).

27      Financial Data Schedule

 (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date:  May 10, 1996      By:

             Paul D. Lockyer
             President, Chief Operating Officer and
                               Chief Financial Officer




INDEX TO EXHIBITS

Exhibit                                         Sequential
Number               Description               Page Number

   27                Financial Data Schedule       16

Financial Data Schedule Submitted Under Item 601(a)(27) of
Regulation S-B

This schedule contains summary financial information extracted from Golden Isles Financial Holdings, Inc. unaudited consolidated financial statements for the period ended March 31, 1996 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount

  9-03(1)        Cash and due from banks           $ 2,968,631
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                3,970,000
  9-03(4)        Trading account assets
  9-03(6)        Investment and mortgage backed
                  securities held for sale           6,602,166
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                     2,242,730
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                       2,205,178
  9-03(7)        Loans                              62,361,126
  9-03(7)(2)     Allowance for losses                  863,188
  9-03(11)       Total assets                       98,283,668
  9-03(12)       Deposits                           75,331,986
  9-03(13)       Short-term borrowings              10,636,265
  9-03(15)       Other liabilities                   1,593,577
  9-03(16)       Long-term debt
  9-03(19)       Preferred stock -
                  mandatory redemption
  9-03(20)       Preferred stock -
                  no mandatory redemption
  9-03(21)       Common stocks                       1,094,338
  9-03(22)       Other stockholders' equity          9,867,955
  9-03(23)       Total liabilities and
                  stockholders' equity              98,283,668
  9-04(1)        Interest and fees on loans          1,759,328
  9-04(2)        Interest and dividends
                  on investments                       501,212
  9-04(4)        Other interest income
  9-04(5)        Total interest income               2,260,540
  9-04(6)        Interest on deposits                  921,820
  9-04(9)        Total interest expense              1,108,749
  9-04(10)       Net interest income                 1,151,791
  9-04(11)       Provision for loan losses             163,701
  9-04(13)(h)    Investment securities gains/losses          0
  9-04(14)       Other expenses                      1,580,483
  9-04(15)       Income/loss before income tax         (22,742)
Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                  (22,742)
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    (76,578)
  9-04(21)       Earnings per share - primary             (.03)
  9-04(21)       Earnings per share - fully diluted       (.03)



  I.B.5.         Net yield - interest earning
                  assets - actual                         6.2%
  III.C.1(a)     Loans on non-accrual                  208,186
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans                     0
  IV.A.1         Allowance for loan losses -
                  beginning of period                  718,057
  IV.A.2         Total chargeoffs                       20,785
  IV.A.3         Total recoveries                        2,216
  IV.A.4         Allowance for loan losses -
                  end of period                        863,188
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       854,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated       9,188