Form 10QSB/A
period 1996-03-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1996-07-12
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

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

200 Plantation Chase, St. Simons Island, Georgia
(Address of Principal Executive Offices)

(912) 638-0667
(Issuer's Telephone Number, Including Area Code)

                                      Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

10.3 Employment agreement between the Bank and Paul D. Lockyer by letter dated June 5, 1992 (incorporated by reference to Exhibit
       10.3 to GIFH's Registration Statement on Form SB-2 (File Number 33-77822), filed with the Commission on May 27, 1994).

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

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date:  July 5, 1996
By: /s/ Paul D. Lockyer
Paul D. Lockyer
President, Chief Operating Officer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit                                        Sequential
Number       Description                      Page Number

  27         Financial Data Schedule              16