Form 10QSB
period 1996-06-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1996-08-14
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996.

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

     Common Stock, no par value per share:   2,337,244 shares
issued and outstanding as of August 13, 1996, of which 896,968 shares are combined with a nondetachable Class A Warrant to purchase one additional share of Common Stock.

Transitional Small Business Disclosure Format:   Yes   No X

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                     June 30,        December 31,
                                       1996              1995
ASSETS                              (Unaudited)      (Unaudited)
Cash and due from banks               4,616,009        3,567,228
Federal funds sold                    5,280,000        5,010,000
  Total cash and cash equivalents     9,896,009        8,577,228
Investment securities:
 Securities available-for-sale,
  at estimated market values          7,408,345        6,626,386
 Securities held-to-maturity
  (approximate estimated market
  value of 2,120,984 (06-30-96)
  and 2,255,620 (12-31-95)            2,179,174        2,273,605
Loans, net                           71,254,752       56,420,884
Loans held-for-sale                  12,519,161        7,842,230
Property and equipment, net           4,399,699        3,359,481
Other assets                          1,276,916        1,463,276
  Total Assets                      108,934,056       86,563,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits        7,315,763        7,366,505
 Interest bearing deposits           64,374,053       60,661,737
  Total deposits                     71,689,816       68,028,242
Notes payable                         7,285,514        2,849,683
Federal Home Loan Bank borrowings     4,281,429        4,185,214
Other liabilities                    14,969,298          699,161
  Total Liabilities                  98,226,057       75,762,300
Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value
  15 million shares authorized,
  2,337,244 shares (06-30-96)
  2,336,982 (12-31-95) shares
  issued and outstanding              1,094,338        1,094,338
Paid-in-capital                       9,936,041        9,849,147
Retained (deficit)                     (286,503)        (140,182)
Unrealized (loss) on fair value
 of securities available-for-sale       (35,877)          (2,513)
  Total Shareholders' Equity         10,707,999       10,800,790
  Total Liabilities
   and Shareholders' Equity         108,934,056       86,563,090

Refer to notes to the financial statements.
Golden Isles Financial Holdings,
Inc. St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)

                                            Three Months Ended
                                                 June 30,
                                            1996          1995

Interest income                          2,371,417     1,762,615

Interest expense                         1,207,838       857,234

Net interest income                      1,163,579       905,381

Provision for possible loan losses         168,051        91,592

Net interest income after provision
 for possible loan losses                  995,528       813,789

Other income:
 Fee income from mortgage subsidiary       485,820        79,440
 Other income                              293,349       109,149
  Total other income                       779,169       188,589

Salaries and benefits                    1,134,575       415,576
Depreciation and amortization               95,513        26,844
Regulatory fees and assessments              4,581        24,560
Supplies and printing                       59,669        32,617
Legal & professional                        44,606        41,751
Advertising                                 92,742        18,343
Other operating expenses                   429,882       317,284
  Total operating expenses               1,861,568       876,975

Net income (loss) before taxes             (86,871)      125,403

Income taxes/(benefit)                     (17,126)       73,313

Net income/(loss)                          (69,745)       52,090

Income (loss) per share                       (.03)          .03


Refer to notes to the financial statements.
Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)


                                             Six Months Ended
                                                 June 30,
                                            1996          1995

Interest income                          4,631,957     3,253,788

Interest expense                         2,316,587     1,521,123

Net interest income                      2,315,370     1,732,665

Provision for possible loan losses         331,752       155,863

Net interest income after provision
 for possible loan losses                1,983,618     1,576,802

Other income:
 Fee income from mortgage subsidiary       848,239       151,467
 Other income                              500,581       193,474
  Total other income                     1,348,820       344,941

Salaries and benefits                    2,042,685       806,970
Depreciation and amortization              175,594        54,726
Regulatory fees and assessments              9,997        49,120
Supplies and printing                      106,250        56,256
Legal & professional                        80,981        79,913
Advertising                                154,248        41,702
Other operating expenses                   872,296       525,631
  Total operating expenses               3,442,051     1,614,318

Net income (loss) before taxes            (109,613)      307,425

Income taxes                                36,710       201,701

Net income (loss)                         (146,323)      105,724

Income (loss) per share                       (.06)          .07


Refer to notes to the financial statements.

Golden Isles Financial Holdings,
Inc. St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)

                                                    Six Months Ended
                                                       June 30,
                                                  1996            1995

Cash flows from operating activities:           660,682        476,838

Cash flows from Investing Activities:
  Increase in loans held-for-sale            (4,676,931)           - -
  Purchase of fixed assets                   (1,209,045)    (1,389,333)
  (Increase) in loans                       (15,165,620)    (5,653,759)
  Securities - available-for-sale
   Maturity and paydowns                      1,724,521        572,143
   Sale of securities                              - -         728,116
   Purchase of securities                    (2,506,480)      (587,116)
  Securities - held-to-maturity
   Maturity and paydowns                         94,431        751,564
   Purchase of securities                          - -             - -
Net cash used in investing activities       (21,739,124)    (5,578,385)

Cash flows from Financing Activities:
  Increase in various borrowings             18,648,755       (758,005)
  Sale of stock/option amortization              86,894      5,500,362
  Increase in deposits                        3,661,574      5,033,302
Cash provided from financing activities      22,397,223      9,775,659

Net increase in cash and cash equivalents 1,318,781 4,674,112 Cash and cash equivalents,
 beginning of period                          8,577,228      1,822,966
Cash and cash equivalents, end of period      9,896,009      6,497,078

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1996

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.
For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December
31, 1995.

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


Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1996

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1996

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

     In October, 1994, FASB issued Statement of Financial
Accounting Standards No. 118, Accounting by Creditors for
Impairment of a Loan - Income Recognition and Disclosure
(SFAS 118). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

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

     In May 1995, FASB issued Statement of Financial
Accounting Standards No. 122, Accounting for Mortgage
Servicing Rights, (SFAS 122).  SFAS 122 amends SFAS 65,
Accounting for Certain Mortgage Banking Activities, to require that a mortgage banking enterprise recognize as an asset rights to service mortgage loans for others regardless of the manner in which those servicing rights are acquired. It also requires an enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. In assessing impairment, mortgage servicing rights that are capitalized after the adoption of SFAS 122 should be stratified based on one or more of the predominant

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1996

risk characteristics of the underlying loans. Impairment should then be recognized through a valuation allowance for each impaired stratum. SFAS 122 will apply to GIFH for the calendar year beginning January 1, 1996. Management believes that the adoption of SFAS 122 will not have a material impact on the financial position of GIFH.

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

     Net Income/(Loss) Per Share. Net income/(loss) per share was computed by dividing net income by the weighted average number of shares outstanding for each period.
Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Loss per share of (.06) the for six-month period ended June 30, 1996 may not be indicative of projected earnings/(losses) for the year ending December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital

Golden Isles Financial Holdings, Inc., St. Simons Island,
Georgia (GIFH) was incorporated under the laws of the State of Georgia in 1987 for the purpose of becoming a holding company for its then proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the Bank). Upon commencement of the Bank's principal operations on July 2, 1990, GIFH acquired 100 percent of the Bank's voting stock by injecting 4.5 million into the Bank's capital accounts.
Deposits at the Bank are each insured up to 100,000 by the Federal Deposit Insurance Corporation.

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

Total consolidated assets increased by 22.4 million to
108.9 million during the six-month period ended June 30, 1996. The increase was funded primarily through a 3.7 million increase in deposits and an 18.7 million increase in notes payable and other borrowings. The new funds were utilized primarily to increase (i) the loan portfolio by
14.8 million, (ii) loans available for sale by 4.7 million,
(iii) property and equipment by 1.1 million, and (iv) the investment portfolio by .7 million.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to 9.9 million, representing 9.1% of total assets. Investment securities amounted to 9.6 million, representing 8.8% of total assets;
these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.
Additionally, at June 30, 1996, GIFH had 12.5 million in loans held-for-sale. These loans are generally converted into cash within 90 days from origination. Note that the company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1996, total deposits increased from 68.0 million to 71.7 million, representing an annualized increase of 10.8%. Also, for the six-month period ended June 30, 1996, GIFH was able to increase its borrowings from 7.0 million to 25.7 million, a net increase of 18.7 million. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                            Bank's      Minimum required by
                       June 30, 1996   regulatory authorities
Leverage ratio                7.8%             4.0%
Risk weighted ratio          11.3%             8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.8 percent is well above the required minimum.

Results of Operations

Net loss for the six-month period ended June 30, 1996 amounted to (146,323), or (.06) per share. For the six-month period ended June 30, 1995, net income amounted to 105,724, or .07 per share. The primary reason for the decline in income is attributed to the increased costs associated with the expanding operations of FCC and FBMC.
Four major items are of a particular interest when one compares the June 30, 1996 results to those of June 30, 1995.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from 1,732,665 for the six-month period ended June 30, 1995 to 2,315,370 for the same period one year later, representing an increase of 582,705, or 33.6%. This increase was attained because total interest earning assets increased from 63.7 million at June 30, 1995 to 86.1 million at June 30, 1996.

b. The net interest yield, defined as net interest income divided by interest earning assets, has declined from 5.43% for the six-month period ended
     June 30, 1995 to 5.38% for the six-month period ended
     June 30, 1996. The decrease is attributed to higher cost of funds.

c. Other income for the six-month period ended June 30, 1996 and 1995 amounted to 1,348,820 and 344,941, respectively. The significant increase in other income is due primarily to the increase in fee income and other charges that are earned through FBMC.

d.   Operating expenses for the six-month period ended
     June 30, 1996 and 1995 amounted to 3,442,051 and
     1,614,318, respectively, representing an increase of 1,827,733, or 113%. Operating expenses represented an annualized 6.3% and 4.6% of total assets as of June 30, 1996 and 1995, respectively.

At December 31, 1995, the allowance for loan losses amounted to 718,057. By June 30, 1996, the allowance had grown to 1,010,294. The allowance for loan losses, as a percentage of gross loans, increased from 1.26% to 1.40% during the six-month period ended June 30, 1996.
Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses;
however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Item 2.   Changes in Securities.

               (a)  None.

               (b)  None.

     Item 3.   Defaults Upon Senior Securities.  None.

     Item 4.   Submission of Matters to a Vote of
Security-Holders. No matter was submitted to a vote of security-holders during the quarter ended June 30, 1996.

     Item 5.   Other Information.  None.

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                    27 Financial Data Schedule

              (b)   Reports on Form 8-K - There were no
                    reports on Form 8-K filed during the quarter ended June 30, 1996.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)

Date:  August 13, 1996

By: /s/ Paul D. Lockyer
Paul D. Lockyer
President, Chief Operating Officer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit                       Sequential
Number    Description         Page Number

   27     Financial Data Schedule                  16