Form 10QSB
period 1996-09-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1996-11-13
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

Commission File No. 0-27448

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia
(State of Incorporation)

58-1756713
(I.R.S. Employer Identification No.)

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

Common Stock, no par value per share:   2,344,302 shares issued and
outstanding as of November 13, 1996.

Transitional Small Business Disclosure Format:
Yes            No     X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                   September 30,    December 31,
                                       1996              1995
ASSETS                              (Unaudited)      (Unaudited)
Cash and due from banks            $  4,208,744      $ 3,567,228
Federal funds sold                         - -         5,010,000
                                     ----------        ---------
  Total cash and cash equivalents  $  4,208,744      $ 8,577,228
Investment securities:
 Securities available-for-sale,
  at estimated market values          8,184,941        6,626,386
 Securities held-to-maturity
  (approximate estimated market
  value of $2,071,309 (09-30-96)
  and $2,255,620 (12-31-95)           2,115,761        2,273,605
Loans, net                           75,665,027       56,420,884
Loans held-for-sale                   7,420,993        7,842,230
Property and equipment, net           4,490,037        3,359,481
Other assets                          1,366,569        1,463,276
                                    -----------      -----------
  Total Assets                     $103,452,072      $86,563,090
                                    -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits     $  7,816,995      $ 7,366,505
 Interest bearing deposits           66,604,164       60,661,737
                                   ------------      -----------
  Total deposits                   $ 74,421,159      $68,028,242
                                   ------------      -----------
Notes payable                        12,506,496        2,849,683
Federal Home Loan Bank borrowings     4,682,428        4,185,214
Federal funds purchased                 160,000             - -
Other liabilities                     1,213,840          699,161
                                   ------------      -----------
  Total Liabilities                $ 92,983,923      $75,762,300
                                   ------------      -----------
Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value
  15 million shares authorized,
  2,344,302 shares (09-30-96)
  2,336,982 (12-31-95) shares
  issued and outstanding           $  1,094,338      $ 1,094,338
Paid-in-capital                       9,952,949        9,849,147
Retained (deficit)                     (566,950)        (140,182)
Unrealized (loss) on fair value
 of securities available-for-sale       (12,188)          (2,513)
                                    -----------      -----------
  Total Shareholders' Equity       $ 10,468,149      $10,800,790
                                    -----------      -----------
  Total Liabilities
   and Shareholders' Equity        $103,452,072      $86,563,090
                                    -----------      -----------

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)
                                            Three Months Ended
                                             September 30,
                                            1996          1995

Interest income                        $ 2,824,377    $1,750,175

Interest expense                         1,187,612       776,275
                                        ----------      --------
Net interest income                    $ 1,636,765    $  973,900

Provision for possible loan losses         255,933        77,959
                                        ----------      --------

Net interest income after provision
 for possible loan losses              $ 1,380,832    $  895,941
                                        ----------     ---------

Other income:
 Fee income from mortgage subsidiary   $   230,662    $  137,266
 Other income                               39,705       125,654
                                        ----------    ----------
  Total other income                   $   270,367    $  262,920
                                        ----------    ----------

Salaries and benefits                  $ 1,144,284    $  551,307
Depreciation and amortization              106,313        41,711
Regulatory fees and assessments              1,751         4,703
Supplies and printing                       50,137        64,255
Legal & professional                        86,680        41,714
Advertising                                 71,434        35,990
Other operating expenses                   495,501       550,111
                                        ----------     ---------
  Total operating expenses             $ 1,956,100    $1,289,791
                                        ----------    ----------

Net income (loss) before taxes         $  (304,901)   $ (130,930)

Income taxes/(benefit)                     (24,459)      (59,100)
                                        ----------    ----------
Net income/(loss)                      $  (280,442)   $  (71,830)
                                        ----------    ----------
Income (loss) per share                $      (.12)   $     (.03)
                                        ----------    ----------

Refer to notes to the financial statements.
Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)

                                            Nine Months Ended
                                             September 30,
                                            1996          1995

Interest income                        $ 7,456,334    $5,003,963

Interest expense                         3,504,199     2,297,398
                                        ----------    ----------

Net interest income                    $ 3,952,135    $2,706,565

Provision for possible loan losses         587,685       233,822
                                        ----------    ----------
Net interest income after provision
 for possible loan losses              $ 3,364,450    $2,472,743
                                        ----------    ----------

Other income:
 Fee income from mortgage subsidiary   $ 1,078,901    $  288,733
 Other income                              540,286       319,128
                                        ----------      ----------
  Total other income                   $ 1,619,187    $  607,861
                                        ----------    ----------

Salaries and benefits                  $ 3,186,969    $1,358,277
Depreciation and amortization              281,907        96,437
Regulatory fees and assessments             11,748        53,823
Supplies and printing                      156,387       120,511
Legal & professional                       167,661       121,627
Advertising                                225,682        77,692
Other operating expenses                 1,367,797     1,075,742
                                        ----------      ----------
  Total operating expenses             $ 5,398,151    $2,904,109
                                        ----------      ----------
Net income (loss) before taxes         $  (414,514)   $  176,495

Income taxes                                12,251       142,601
                                        ----------      ----------

Net income (loss)                      $  (426,765)   $   33,894
                                        ----------      ----------
Income (loss) per share                $      (.18)   $      .02
                                        ----------      ----------
                                        ----------      ----------

Refer to notes to the financial statements.
Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)
                                              Nine Months Ended
                                                 September 30,
                                             1996            1995

Cash flows from operating activities: $    467,075     $    537,061
                                       -----------      -----------
Cash flows from Investing Activities:
  Decrease in loans held-for-sale     $    421,237     $       - -
  Purchase of fixed assets              (1,397,936)      (2,069,549)
  (Increase) in loans                  (19,831,828)     (13,723,604)
  Securities - available-for-sale
   Maturity and paydowns                 2,024,521          589,015
   Sale of securities                         - -         1,558,491
   Purchase of securities               (3,020,143)      (1,911,437)
  Securities - held-to-maturity
   Maturity and paydowns                   157,844          889,955
   Purchase of securities                     - -              - -
                                       -----------     ------------
Net cash used in investing activities $(21,646,305)    $(14,667,129)
                                       -----------     ------------
Cash flows from Financing Activities:
  Increase in federal funds purchased $    160,000     $       - -
  Increase in various borrowings        10,154,027        3,565,000
  Sale of stock/option amortization        103,802        5,489,988
  Increase in deposits                   6,392,917        5,905,315
                                       -----------      -----------
Cash provided from financing
      activities                      $ 16,810,746     $ 14,960,303
                                       -----------      -----------

Net decrease in cash and cash
      equivalents                     $ (4,368,484)     $   830,235
Cash and cash equivalents,
 beginning of period                     8,577,228        1,822,966
                                       -----------      -----------
Cash and cash equivalents, end of
      period                          $  4,208,744      $ 2,653,201
                                       -----------      -----------
                                       -----------      -----------


Refer to notes to the financial statements.
Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1996

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.

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


Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1996

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1996

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

In May 1995, FASB issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, (SFAS
122). SFAS 122 amends SFAS 65, Accounting for Certain Mortgage Banking Activities, to require that a mortgage banking enterprise recognize as an asset rights to service mortgage loans for others regardless of the manner in which those servicing rights are acquired. It also requires an enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. In assessing impairment, Management believes that the adoption of SFAS 122 will not have a material impact on the financial position of GIFH.

Property and Equipment. Building, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to mortgage operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1996

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

Net Income/(Loss) Per Share. Net income/(loss) per share was computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Loss per share of $(.18)for the nine-month period ended September 30, 1996 may not be indicative of projected earnings/(losses) for the year ending December 31, 1996.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital

Golden Isles Financial Holdings, Inc., St. Simons Island, Georgia
(GIFH) was incorporated under the laws of the State of Georgia in 1987 for the purpose of becoming a holding company for its then proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the Bank). Upon commencement of the Bank's principal operations on July 2, 1990, GIFH acquired 100 percent of the Bank's voting stock by injecting $4.5 million into the Bank's capital accounts. Subsequently, an additional $1.1 million was injected into the Bank's capital accounts. Deposits at the Bank are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

In late 1993, GIFH formed two subsidiaries, First Credit Service Corporation, Brunswick, Georgia (FCC) and First Bank Mortgage Corporation, Brunswick, Georgia (FBMC). FCC engages in consumer finance and credit related insurance activities, while FBMC engages in the origination, processing, purchase and sale of mortgage loans, as well as in making funds available to other mortgage lenders through warehouse lines of credit. From inception to September 30, 1996, GIFH injected $1,605,000 and $3,875,000 into the capital accounts of FCC and FBMC, respectively. GIFH owns 100 percent of the voting shares of the Bank, FCC and FBMC.

In the following discussion, unless any information is specifically identified as reflecting the financial condition of the Bank, FCC or FBMC, it is intended to reflect the financial condition of GIFH on a consolidated basis.

Total consolidated assets increased by $16.9 million to $103.5 million during the nine-month period ended September 30, 1996. The increase was funded primarily through a $6.4 million increase in deposits and a $10.9 million increase in notes payable and other borrowings. The new funds were utilized primarily to increase (i) the loan portfolio by $21.3 million, (ii) property and equipment by $1.1 million, and (iii) the investment portfolio by $1.4 million. During the same time span, cash and cash equivalents as well as loans available-for-sale declined by $4.4 million and $.4 million, respectively.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1996 financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $4.2 million, representing 4.1% of total assets. Investment securities amounted to $10.3 million, representing
10.1% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Additionally, at September 30, 1996, GIFH had $7.4 million in loans held-for-sale. These loans are generally converted into cash within 90 days from origination. Note that the company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1996, total deposits increased from $68.0 million to $74.4 million, representing an annualized increase of 12.5%. Also, for the nine-month period ended
September 30, 1996, GIFH was able to increase its borrowings from $7.0 million to $17.3 million, a net increase of $10.3 million. Borrowings, however, have declined by $8.4 million since June 30, 1996. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                            Bank's        Minimum required by
                        Sept. 30, 1996   regulatory authorities
Leverage ratio                7.9%             4.0%
Risk weighted ratio          10.9%             8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.9 percent is well above the required minimum.

Results of Operations

Net loss for the nine-month period ended September 30, 1996 amounted to $(426,765), or $(.18) per share. For the nine-month period ended September 30, 1995, net income amounted to $33,894, or $.02 per share. The primary reason for the decline in income is attributed to the increased costs associated with the expanding operations of FCC and FBMC. Five major items are of a particular interest when one compares the September 30, 1996 results to those of September 30, 1995.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,706,565 for the nine-month period ended September 30, 1995 to $3,952,135 for the same period one year later, representing an increase of $1,245,570, or 46.0%. This increase was attained because total interest earning assets increased from $68.9 million at September 30, 1995 to $90.4 million at September 30,1996.

b. The net interest yield, defined as net interest income divided by interest earning assets, has increased from 5.24% for the nine-month period ended September 30, 1995 to 5.30% for the nine-month period ended September 30, 1996. The increase is primarily attributed to higher yields at FCC.

c. Other income for the nine-month period ended September 30, 1996 and 1995 amounted to $1,619,187 and $607,861, respectively. The significant increase in other income is due primarily to the increase in fee income and other charges that are earned through FBMC.

d. Operating expenses for the nine-month period ended September 30, 1996 and 1995 amounted to $5,398,151 and $2,904,109, respectively, representing an increase of $2,494,042, or 85.9%. Operating expenses represented an annualized 7.0% and 5.1% of total assets as of September 30, 1996 and 1995, respectively.

e. The provision for loan losses increased from $233,822 for the nine-month period ended September 30, 1995 to $587,685 for the nine-month period ended September 30, 1996. The increase is due primarily to the increase in loan volume.

For the three-month period ended September 30, 1996, net loss amounted to $(280,442), or $(.12) per share. For the same period, one year earlier, net loss amounted to $(71,830), or $(.03) per share.

The increase in the loss for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 is due to increases in operating expenses of $666M and provisions for loan losses of $178M; the increase in the net interest income of $663M was not sufficient to mitigate the increases in operating expenses and loan-loss provisions.

At December 31, 1995, the allowance for loan losses amounted to $718,057. By September 30, 1996, the allowance had grown to $1,227,052. The allowance for loan losses, as a percentage of gross loans, increased from 1.26% to 1.60% during the nine-month period ended September 30, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

GIFH is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on GIFH's liquidity, capital resources, or results of operations.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of September 30, 1996 there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter has been submitted to a vote of security-holders during the quarter ended September 30, 1996.

Item 5.  Other Information. - None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit No:    Description

     27        Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended
               September 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrants


Date: November 13, 1996

By: /s/ J. Thomas Whelchel

    J. Thomas Whelchel
    Vice Chairman
INDEX TO EXHIBITS

Exhibit                             Sequential
Number      Description             Page Number

  27       Financial Data Schedule       17