Form 10KSB
period 1996-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1997-03-31
CIK 828749

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996

Commission File Number 0-27448

GOLDEN ISLES FINANCIAL HOLDINGS, INC.

A Georgia Corporation
(IRS Employer Identification No. 58-1756713)
200 Plantation Chase
St. Simons Island, Georgia 31522
(912) 638-0667

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Units, consisting of
one (1) share of  Common Stock
and one (1) Class A Warrant
(Title of Class)

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

Yes  X    No ____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X ]
The Registrant's revenues for the fiscal year ended December 31, 1996 were $11,005,233

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 17, 1997, including Common Stock held in the form of Units, was $11,960,882. The aggregate market value of the Common Stock held by nonaffiliates was computed by reference to the fair market value of $6.125 per share of the Company's Common Stock as of March 17, 1997. The fair market value was determined based upon prices quoted by market makers of the Company's Common Stock as of December 31, 1996. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 17, 1997, including Common Stock held in the form of Units: 2,344,303 shares of no par value Common Stock, of which 889,909 shares are held in the form of Units with Class A Warrants.

Transitional Small Business Disclosure Format:

Yes        No  X

DOCUMENTS INCORPORATED BY REFERENCE

None


CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Golden Isles Financial Holdings, Inc. (the "Company") and its subsidiaries cautions readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;
(ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.


PART I

Item 1.Description of Business

A.Business Overview.

Golden Isles Financial Holdings, Inc. (the "Company" or "GIFH") was incorporated under the laws of the State of Georgia on September 8, 1987, but conducted only organizational activities until its initial public offering closed on January 31, 1990. Upon the approval of its application by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act), the Company became a bank holding company. The Company used the proceeds of the offering to acquire all of the capital stock of The First Bank of Brunswick (the "Bank"), a de novo bank chartered by the State of Georgia.

The Bank opened for business on July 2, 1990, to engage in a general commercial banking business in its office in Brunswick (Glynn County), Georgia. Since that date, the Bank has engaged in a general commercial banking business, emphasizing the banking needs of individuals and small-to medium sized businesses in its primary service area. In 1995, the Bank opened a second full service office in St. Simons Island, Georgia.

In September, 1993, the Company received approval from the Federal Reserve to establish and operate First Bank Mortgage Corporation ("FBMC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing mortgage loans. On January 1, 1996, FBMC had offices in St. Simons Island, Georgia, Savannah (Chatham County), Georgia and Blairsville (Union County), Georgia. In January 1996, FBMC opened a fourth office in Memphis, Tennessee. FBMC has, until 1996, engaged in various aspects of the mortgage loan business. As discussed below, in the second half of 1996, the Company decided to eliminate certain aspects of FBMC's business and incorporate the remaining function within the real estate lending function of the Bank. As of December 31, 1996, FBMC had only two offices, on St. Simons Island, Georgia and in Memphis, Tennessee. The Memphis office closed on March 1, 1997. It is expected that the St. Simons Island office will close in the first half of 1997.

In September, 1993, the Company received approval from the Federal Reserve Board to establish and operate First Credit Service Corporation ("FCC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing consumer loans, as well as offering credit-related insurance on such loans. FCC has, since then, engaged in the consumer loan business. As of December 31, 1996, FCC had six Georgia offices, in Brunswick, Kingsland, Savannah, Waycross, Martinez, and Garden City.

Beginning May 31, 1994, the Company conducted a secondary public offering of securities (the "Secondary Offering") pursuant to which GIFH offered for sale a minimum of 769,832 and a maximum of 1,538,462 units (the "Units") at a price of $6.50 per Unit. Each Unit consists of one share of Common Stock of GIFH and one non-detachable Class A Warrant to purchase one share of the Common Stock. Each Class A Warrant expires on May 31, 1998, and entitles the holder to purchase an additional share of the Common Stock at a price of $7.25 if exercised on or before May 31, 1996, $8.25 if exercised on or before May 31, 1997, and $9.50 if exercised on or before May 31, 1998. The Secondary Offering closed as of March 31, 1995. GIFH accepted subscriptions for a total of 897,230 Units, and received total proceeds in connection with such subscriptions amounting to $5,831,995. The proceeds were held in escrow until May 11, 1995, when $5,500,000 was released from escrow to GIFH. The balance of the proceeds held in escrow was released to GIFH on July 25, 1995. In 1996, the Company received $53,077 pursuant to the exercise of 7,321 Class A warrants at $7.25 per share.

B.Business Operations.

The Holding Company (GIFH)

GIFH owns 100% of the capital stock of the Bank, FBMC and FCC. The principal role of GIFH is to supervise and coordinate the activities of its subsidiaries and to provide the subsidiaries with capital. GIFH derives all of its income from dividends from its subsidiaries and any interest it earns on funds it holds.

The First Bank of Brunswick (the Bank)

The Bank conducts a general commercial and retail banking business, emphasizing in its marketing the Bank's local management and ownership. The Bank accepts demand, savings, and time deposits of individuals, partnerships and corporations and offers commercial and retail checking accounts, Super NOW accounts, money market accounts, individual retirement accounts and certificates of deposit. The Bank makes various types of level term and installment loans, both personal and commercial, and makes and services long-term mortgage loans as well as individual and business loans. The Bank acts as an issuing agent for U.S. savings bonds, traveler's checks, money orders and cashier's checks, and it offers collection teller services, including wire transfer services. The Bank also offers safe deposit boxes and a night depository facility. The Bank provides these services from its main office in Brunswick, Georgia, and its branch in St. Simons Island, Georgia. Bank deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits.

The Bank (as well as FBMC and FCC) derive many of their customers from and conduct a significant portion of their business transactions within a primary service area encompassing the mainland of Glynn County, St. Simons Island and Camden County, Georgia. The population of Glynn County was 61,807 in 1987, 64,737 in 1990 and is projected to reach 74,546 by the year 2000. Total dwelling units are expected to increase from 24,085 in 1987 to 31,182 in the year 2000. The population of Camden County was 30,167 in 1990 and is projected to approach 42,000 by the year 2,000. The area includes well-known resort, retirement and convention destinations, with local industry oriented towards tourism and leisure activities. In addition, the economy of Glynn County is fairly diversified, the top five industries ranked by total employment being: a pulp mill, seafood processing, restaurants, hotel/motels and chemical processing. The economy of Camden County is also fairly diversified, the top five industries ranked by total employment being: paper and allied products, food products, chemicals and related products, lumber and wood products and apparel. In addition, the U.S. Navy has a major base at Kings Bay in Camden County, which serves as the home port of nuclear submarines and related vessels. The local economy is also supported by the Federal Law Enforcement Training Center (the "Center"), which processed approximately 19,350 law enforcement officers in 1996. The Center employs approximately 1,600 people.

Management expects the relatively high level of growth and commercial activity in Glynn County and Camden County to continue, providing a favorable environment for the Company's operating subsidiaries. However, there is no assurance that population growth and ongoing economic development will continue, or that the subsidiaries will be able to exploit the growth and development profitably.

The Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions. During 1996, there were seven commercial banks in the Bank's retail market area, four of which were owned by holding companies located outside of Glynn and Camden Counties. In addition, during 1996, the Bank competed with two savings banks and five credit unions having offices in Glynn and Camden Counties. Management estimates that as of December 31, 1996, deposits in Glynn and Camden Counties totaled approximately $972 million, with the Bank having approximately 7.6% of such deposits.

In general terms, federal interstate banking laws (discussed in Supervision and Regulation, below), as well as other federal and state laws, have caused and will continue to cause increased competition from both conventional banking institutions and other businesses offering financial services and products within the financial services industry in Georgia. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Bank does not expect to provide in the near future. By virtue of the greater total capitalization of such institutions, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. To compete, the Bank relies on specialized services, responsive handling of its customers and personal contacts by officers, directors and staff.

First Bank Mortgage Corporation (FBMC)

In September, 1993, the Company received approval from the Federal Reserve to establish and operate FBMC to engage in originating, making, acquiring and servicing mortgage loans. Since its inception in September 1993, FBMC has engaged in various aspects of the mortgage business, including retail and equity mortgage lending, correspondent banking, and, beginning in 1995, warehouse lending. The mortgage lending line of business consists of originating and underwriting mortgage loans to individuals with good credit histories (retail mortgage lending) or substandard credit histories (equity mortgage lending). With respect to its retail mortgage lending business, FBMC would act as a broker and originate and underwrite a mortgage loan for another lender. FBMC would not use its own funds for these loans and would derive fee
income only.   The correspondent banking operation is similar to the mortgage banking operation, except that instead of originating loans itself, FBMC would purchase mortgage loans originated by various rural banks in southern states such as Georgia, Arkansas, Tennessee and North Carolina. The warehouse lending operation consisted of providing a line of credit to other mortgage
lenders, who actually originated the loans to individual borrowers.   FBMC
would lend money to mortgage lenders who generally sell in the secondary market the mortgage loans they originated, and then would repay FBMC from the proceeds of these sales. FBMC discontinued its warehouse credit line of business in the third quarter of 1996, its equity mortgage lending business in the fourth quarter of 1996, and was in the process of discontinuing its correspondent banking lines of business as of December 31, 1996.

As indicated above, management has decided that the Company's remaining mortgage lending operation (i.e., retail mortgage lending) can be handled more efficiently and inexpensively within the framework of the Bank. As a result, the Company's remaining mortgage function will be shifted to the Bank and FBMC will cease to function as an operating subsidiary. The Company anticipates that for the foreseeable future, the Bank will act strictly as a broker of mortgage loans with funds provided by other lenders. The Bank may in the future commit its own capital to originating or purchasing mortgage loans if suitable opportunities arise.

With respect to FBMC's retail mortgage lending line of business, the mortgage origination business has been extremely competitive in FBMC's current service areas. In Glynn County, in calendar year 1996, lenders made approximately $445 million in mortgage loans, consisting of 4,177 loans. FBMC closed $6 million in mortgage loans related to Glynn County in 1996, or approximately 1.3% of the total volume. FBMC's major competitors in connection with this line of business, are (i) in Glynn County, three large lenders who in 1996 closed approximately 49% of the total dollar volume of loans secured by real estate; (ii) in Union County, two large lenders who in 1996 closed approximately 95% of the total dollar volume of loans secured by real estate;
(iii) in Chatham County, eleven large lenders who in 1996 closed at least 50% of the total dollar volume of loans secured by real estate; and (iv) in Shelby County, Tennessee, five large lenders who in 1995 closed approximately 56% of the total dollar volume of loans secured by real estate. In other words, in each of its service areas, with respect to the retail mortgage lending line of business, FBMC has been competing with several large mortgage originators.
The Company expects this competition to continue when this function is incorporated within the Bank.

FBMC financed its operations by means of a $30 million line of credit from Bank United of Texas. On December 3, 1996, this line of credit was reduced to $10 million, of which $4,984,465 was outstanding as of December 31, 1996. On March 17, 1997, FBMC owed approximately $600,000 under this line of credit.

First Credit Service Corporation (FCC)

Since its inception in September 1993, FCC has engaged in the consumer finance business, i.e., it originates, makes, acquires, and services consumer loans, as well as offers credit related insurance on such loans, to the general public. The primary areas serviced by FCC from its six offices are Glynn, Camden, Columbia, Chatham and Ware/Pierce Counties, Georgia; where FCC operates from six leased facilities which are described in Item 2 below.

There are 14 consumer finance companies (including FCC) in Brunswick (Glynn County), with an estimated total outstanding loan portfolio of $30 million, of which FCC has approximately 10.3% market share. Additionally, numerous credit unions, banks and savings and loan associations make consumer loans in FCC's market. Among consumer finance companies which presently operate in this service area, American General Finance, Commercial Credit and First Family Financial together hold at least 50% market share. FCC competes most directly with these companies.

Kingsland (Camden County), where FCC opened its second branch in July 1994, is currently serviced by strong finance companies, First Family Financial and Pioneer Credit, and a few other smaller companies. However, Kingsland is a market with unusual opportunities, not only because of its anticipated growth through the remainder of the decade, but also because much of its population is currently serviced out of Jacksonville rather than through local lenders. In July 1996, FCC received a GILA license with respect to the Kingsland branch. Management believes that FCC's branch in Kingsland can effectively compete with the Florida-based lenders who control a significant portion of the market share in Camden County. In August 1996, the Kingsland branch was moved to a location in a newer and larger shopping center. This move will increase its exposure and should increase the amount of walk-in traffic.

Savannah (Chatham County), where FCC opened its third branch in June 1995, is currently serviced by thirty-five consumer finance companies, with an estimated total outstanding loan portfolio of approximately $85 million. Several credit unions and banks are also involved in the Savannah consumer lending market. In Savannah, FCC competes most directly with Ford Motor Credit, Associate Finance, American General Finance and Commercial Credit.

Waycross (Ware/Pierce County), where FCC opened its fourth branch in August 1995, is currently serviced by ten consumer finance companies. FCC's main competitors in this service area are Security Pacific, First Family Financial and Fleet Finance.

In Martinez (Columbia County), where FCC opened its fifth branch in February, 1996, by purchasing the assets of an existing finance company, FCC's primary competitors are American General and Associate Finance, both of which are located in neighboring Richmond County, and several banks.

In Garden City (Chatham County), where FCC opened its sixth branch in August 1996 by purchasing the assets of an existing finance company, FCC has the same competitors as it does in Savannah.

In its Brunswick, Garden City, Kingsland and Martinez offices, FCC operates
under a Georgia Industrial Loan Act ("GILA") license.   The ability to make
consumer loans under a GILA license is a significant competitive advantage because as a GILA licensee FCC can charge significantly higher interest rates with respect to consumer loans of under $3,000. FCC intends to exploit this competitive advantage to its fullest potential. FCC's ability to expand its business has been enhanced by the opening, in June 1996, of a $10 million from CoreStates Bank, N.A. This replaced an $8.5 million line of credit from BankAmerica Business Credit, Inc. As of December 31, 1996, there was $5,350,907 outstanding under the CoreStates line of credit.

C.Selected Statistical Information

The following statistical information is provided for the Company for the years ended December 31, 1996 and December 31, 1995. This data should be read in conjunction with the information presented under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report and incorporated herein by reference.

Average Balances and Net Income Analysis

The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                              Year Ended December 31,
                           1996                    1995
                          Interest  Average   Interest           Average
Average     Income /        Yield/  Average    Income/            Yield/
            Balance        Expense  Rate Paid   Balance    Expense Rate Paid
                                      (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned
  interest  $ 76,679       $8,642    11.27%     $53,321      $ 6,331   11.87%
Investment securities:
  Taxable      9,087          521     5.73        9,787          559    5.71
  Nontaxable      20            2     7.50          246           18    7.32
Federal funds sold
               1,718          103     6.00        1,934          115    5.95
               -----          ---                 -----        -----
  Total interest-earning
   assets     87,504        9,268     10.59      65,288       7,023    10.76
    Other assets
               4,456                              8,536
               -----                              -----
     Total assets
            $101,960                             $73,824
            ========                             =======




                                                Year Ended December 31,
                                         1996              1995
                     Interest   Average              Interest    Average
      Average        Income/    Yield/    Average    Income/     Yield/
      Balance        Expense    Rate Paid Balance    Expense    Rate Paid
                                    (Dollars in  Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings and interest-bearing demand deposits
      $13,063        $  406       3.11%     $14,197   $  438    3.09%
  Time deposits
       53,259         3,130       5.88       38,144    2,276    5.97
  Other short-term borrowings
        4,521           282       6.24          161       10    6.21
  Other borrowings
        6,699           622       9.28        5,085       457   8.99
     Total interest-bearing liabilities
       77,542         4,440       5.73       57,587     3,181   5.52

Noninterest-bearing liabilities and stockholders' equity:

     Demand deposits
        7,836                                 6,047
     Other liabilities
        6,055                                   641
Stockholders' equity
       10,527                                 9,549
       -----                                  -----
 Total noninterest-bearing liabilities and stockholders' equity
       24,418                                16,237
       ------                                ------

  Total liabilities and stockholders' equity
     $101,960                                $73,824
     ========                                =======

Interest rate spread                  4.86%               5.24%
                                      =====               ====

Net interest income  $4,828                     $3,842

Net interest margin                   5.52%                    5.88%



Rate and Volume Analysis

The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                        Year Ended December 31,
                1996 vs. 1995                  1995 vs. 1994
        Increase  Changes   Due To    Increase       Changes   Due To
       (Decrease)  Rate     Volume    (Decrease)     Rate      Volume
                             (Dollars in Thousands)
Increase (decrease) in:
  Income from earning assets:
   Interest and fees on loans
         $2,311  $(462)      $2,773       $2,282      $960      $1,322
     Interest on securities:
     Taxable
           (38)       2        (40)           83       87          (4)
     Nontaxable
           (16)       1        (17)          (11)       3         (14)
  Interest on Federal
     funds sold
           (12)       1        (13)          97        45          52
       Total interest
          income
          2,245     (458)     2,703         2,451    1,095       1,356


Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits
            (32)        3       (35)          27          2            4
  Interest on time deposits
             854     (48)        902        1,080        611         469
  Interest on short-term
     borrowings
             272       1         271          (2)          2          (4)
  Interest on debt
             165      20         145           263         82         181
     Total interest expense
           1,259     (24)      1,283         1,368        718         650

     Net interest income
           $ 986  $(434)       $1,420       $1,083      $ 377     $  706

Asset/Liability Management

It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. Certain of the officers of the Company are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices.
It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of the Company's assets in commercial, consumer and real estate loans.

The Company's asset/liability mix is monitored on a daily basis. A monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Company's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Company's earnings.

As of December 31, 1996, the Company's cumulative one-year interest rate sensitivity gap ratio was 83%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate slightly faster than the Company's interest-earning assets. Certain assumptions regarding the interest sensitivity of these assets and liabilities have been incorporated into this analysis. The Company believes that it has positioned itself to maintain its net interest margin in the event of changes in interest rates. There can be no assurance, however, that this strategy will be successful.

The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                            At December 31, 1996
                            Maturing or Repricing Within
            Zero to      Three        One
            Three        Months to    Year to       Over
            Months       One Year     Five Years    Five Years    Total
                                    (Dollars in Thousands)
Earning assets:
  Interest-bearing deposits in banks
          $  862         $  -         $  -          $   -          862
  Federal funds sold
           8,640            -            -              -         8,640
  Investment securities
             979            -          6,383         2,717        10,079
  Loans   43,030      13,223          16,845         4,871        77,969
  Loans held for sale
           6,324       -                  -              -          6,324
          59,835      13,223          23,228          7,588       103,874

Interest-bearing liabilities:

Interest-bearing demand deposits
          12,812       -                  -             -          12,812
Savings    1,261       -                  -             -           1,261
Certificates
  less than $100,000
          15,538  28,156                4,279           -           47,973
Certificates, $100,000 and over
           4,569   7,512                1,527           -          13,608
Other short-term borrowings
           4,445      -                     -           -           4,445
Other borrowings
          13,848      39                    248         -           14,135
          52,473  35,707                  6,054         -           94,234

Interest rate sensitivity gap
         $ 7,362 $(22,484)              $17,174    $ 7,588           $9,640
Cumulative interest rate sensitivity gap
         $ 7,362        $(15,122)      $ 2,052    $  9,640

Interest rate sensitivity gap ratio
            1.14       0.37               3.84      N/A

Cumulative interest rate sensitivity gap ratio
            1.14       0.83           1.02        1.10



INVESTMENT PORTFOLIO

The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 72% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 10% of the investment portfolio matures within one year.

Types of Investments

The amortized cost and fair value of investments in securities at the dates indicated are summarized as follows:


                                        Gross       Gross
                             Amortized  Unrealized  Unrealized   Fair
                             Cost       Gains       Losses       Value
                                    (Dollars in Thousands)
Securities Available for Sale
  December 31, 1996:
     U.S. Government and
      agency securities      $7,271,589  $45,984   $ (1,290)     $7,316,283
     Mortgage-backed
      securities                706,918    5,532     (3,080)        709,370
                             ---------    ------   --------      ----------
                             $7,978,507  $51,516   $ (4,370)     $8,025,653
                             =========   =======   =========     ==========

  December 31, 1995:
  U.S. Government and
      agency securities      $4,947,629  $16,749   $ (6,327)     $4,958,051
     State and municipal
        securities              225,306     -           (81)        225,225
     Mortgage-backed
        securities              857,559     -    (14,149)        843,410
                                --------  -----  -----------     -----------
                             $6,030,494   $16,749   $(20,557)     $6,026,686
                             ===========  =======  ==========    ===========

Securities Held to Maturity
  December 31, 1996:
  U.S. Government and
       agency securities    $   250,000    $ -      (4,375)        $ 245,625
     Mortgage-backed
        securities            1,803,844     -      (18,197)      1,785,647
                             $2,053,844   $     -   $(22,572)     $2,031,272


  December 31, 1995:
     U.S. Government and
      agency securities
                            $  250,000  $ 7,675   $      -      $  257,675
       Mortgage-backed
        securities           2,023,605     -        (25,660)      1,997,945
                             $2,273,605 $ 7,675   $(25,660)     $2,255,620


Maturities

The amounts of investments in securities in each category as of  December
31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years,
(3) after five years through ten years, and (4)  after ten years.

                              U.S. Treasury
                              and Other U.S.                 State and
                              Government Agencies            Political
                              and Corporations               Subdivisions
                                             Yield               Yield
                                    Amount     (1)         Amount (1) (2)
                                          (Dollars in Thousands)

  Maturity:
     One year or less              $   499    5.61%       $-    - %
     After one year
      through five years             8,320     5.96       -      -
     After five years through
      ten years                      1,260     6.77        -      -
   After ten years                   -        -            -       -
                                   $10,079   6.05%    $     -       - %


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 34%.



LOAN PORTFOLIO

Types of Loans

Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of real estate mortgage loans, which constituted approximately 42% of the Company's loan portfolio as of December 31, 1996. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                           December 31,
                                           1996                1995
                                            (Dollars in Thousands)
  Commercial, financial and agricultural    $26,979,410    $18,501,460
  Real estate - construction                  9,295,969      4,718,003
  Real estate -  mortgage                    32,735,336     28,031,580
  Consumer instalment                         9,065,266      5,984,667
  Other                                         644,999        141,776
                                             78,720,980      57,377,486
  Unearned income                             (751,489)       (312,101)
  Allowance for loan losses                  (1,445,365)      (718,057)
  Loans, net                                 $76,524,126    $56,347,328


Total loans as of December 31, 1996 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.


                                                 (Dollars in Thousands)
     Maturity or Repricing Within:
  One year or less                               $ 56,253
  After one year through five years                16,845
  After five years                                  4,871
                                                 $ 77,969

  The following table summarizes loans at December 31, 1996 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                 (Dollars in Thousands)

Predetermined interest rates                       $             21,226
Floating or adjustable interest rates                               490
                                                            $    21,716


Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

Nonperforming Loans

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                   December 31,
                                                 1996       1995

                                             (Dollars in Thousands)

  Loans accounted for on a nonaccrual basis $    468    $  411

  Instalment loans and term loans contractually
     past due ninety days or more as to interest
     or principal payments and still accruing    552         8

  Loans, the terms of which have been
    renegotiated to provide a reduction or
    deferral of interest or principal
    because of deterioration in the
    financial position of the borrower          -            -


  Loans now current about which there
    are serious doubts as to the
     ability of the borrower to comply
     with present loan repayment terms         -            483

In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

Commitments and Lines of Credit

In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank's Board of Directors. The Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks use the same credit policies for these off balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 1996 and 1995.

                                      1996                  1995
                                         (Dollars in Thousands)

  Commitments to extend credit     $  12,476            $ 10,299
  Standby letters of credit              735               504
                                   $  13,211            $ 10,803



SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions
and other relevant factors.   The Company's allowance for loan losses was
approximately $1,445,000 at December 31, 1996, representing 1.85% of year end total loans outstanding, compared with $718,000 at December 31, 1995, which represented 1.24% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Allocation of the Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                             At December 31,
                       1996          1995         1994
                     Percent of     Percent of     Percent of
                         Loans in  Loans in Loans in
                         Category  Category       Category
                         to  Total to Total  to    Total
                     Amount  Loans Amount  Loans  Amount Loans
                     ------  ----- ------  -----  ------ -----
Commercial, financial,
industrial and agricultural
                     $  637   34%  $ 269    32%   $ 285   35%
  Real estate           556   54     348    57      290   55
  Consumer              185   12      65    11       50    10
  Unallocated            67    -      36     -       31     -
                     $1,445  100%   $ 718   100%   $ 656   100%


  The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                December 31,
                                              1996       1995
                                           (Dollars in Thousands)

  Average amount of loans outstanding           $  76,834        $ 53,321

  Balance of reserve for possible loan losses at
     beginning of period                    $         718       $    656

  Charge-offs:
     Commercial, financial and agricultural           (63)         (114)
     Real estate                                        -          (100)
     Consumer                                        (208)         (124)
  Recoveries:
     Commercial, financial and agricultural             7             2
     Real estate                                        -             -
     Consumer                                           16            16
       Net charge-offs                                 (248)        (320)

Additions to reserve charged to operating expenses      975          382

     Balance of reserve for possible
       loan losses                                  $   1,445   $   718

Ratio of net loan charge-offs to average loans           .32%        .60%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.


                                         Year Ended December 31,
                                       1996          1995
                                    Amount  Rate  Amount    Rate
                                     (Dollars in Thousands)
  Noninterest-bearing demand deposits
                                  $ 7,836   -  %   $ 6,047   - %
  Interest-bearing demand and
   savings deposits                 13,063  3.11   14,197  3.09
  Time deposits                     53,259  5.88   38,144  5.97
     Total deposits                $74,158        $58,388



  The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                      (Dollars in
                                                      Thousands)

     Three months or less                             $    4,569
     Over three through twelve months                      7,512
     Over twelve months                                    1,527
       Total                                        $     13,608

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

The following rate of return information for the periods indicated is presented below.
                                             Year Ended December 31,
                                              1996       1995

  Return on assets  (1)                      (1.19)%       0.02 %

  Return on equity  (2)                     (11.48)        0.14

  Dividends payout ratio (3)                -           -
  Equity to assets ratio (4)                10.32    12.93

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Dividends declared per share divided by net income per share.
(4)  Average equity divided by average total assets.

  D. Employees.

     As of December 31, 1996, GIFH and its subsidiaries employed the equivalent of 87 employees.(1) Management believes that its employee relations are good. There are no collective bargaining agreements covering any of the employees.

(1)As of March 17, 1997, because of staff reductions primarily attributable to mortgage operations being shifted from FBMC to the Bank, the Company employed the equivalent of 78 employees.

E.Supervision and Regulations.

Bank holding companies and banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Bank and to a more limited extent, FBMC and FCC. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. The scope of regulation and permissible activities of the Company and its subsidiaries is subject to change by future federal and state legislation. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such acts by the Federal Reserve and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively.

As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

The federal Bank Holding Company Act also requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging
or consolidating with another bank holding company.   Acquisitions of any
additional banks would also require prior approval from the Georgia
Department.

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries such as FBMC and FCC with an inspection process to ascertain whether these non-banking subsidiaries enhance or detract from the Company's ability to serve as a source of strength for the Bank. There is otherwise no federal regulation of the activities of FBMC and FCC.

Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995 an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards. While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if (i) the applicant bank holding company, including all affiliated insured depository institutions, controls, or after the acquisition would control, more than ten percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or
(ii) the acquisition would result in the holding company controlling thirty percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank with interstate branches. However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks or (ii) permit such merger transactions prior to June 1, 1997. Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The ten percent concentration limit and the thirty percent concentration limit described above, as well as the rights of the states to modify or waive the thirty percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks. A bank resulting from an interstate merger transaction may retain and operate any office that any bank involved in the transaction was operating immediately before the transaction. After completion of the transaction, the resulting bank may establish or acquire additional branches at any location where any bank involved in the transaction could have established or acquired a branch. The Riegle-Neal
Act also provides that the appropriate
federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law that expressly permits all out-of-state banks to establish and operate such a branch.

In response to the Riegle-Neal Act, effective June 1, 1997, Georgia will permit interstate branching, although only through merger and acquisition. In addition, Georgia law provides that a bank may not be acquired by an out-of-state company unless the bank has been in existence for five years. Georgia has also adopted the thirty percent concentration limit, but permits state regulators to waive it on a case-by-case basis.

As a state-chartered bank, the Bank is examined and regulated by the Georgia Department and the FDIC. The Georgia Department requires every Georgia bank holding company to obtain the prior approval of the Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

Pursuant to regulations adopted by the Georgia Department, the Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment (i) the total classified assets at the most recent examination of such bank do not exceed 80% of the equity capital as reflected by such examination; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year; and (iii) the ratio of equity capital to adjusted total assets is not less than 6%.
The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

With respect to expansion, the Bank is currently prohibited from establishing branch offices or facilities outside of the county in which its main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of merger or consolidation with a bank which has been in existence for at least five years. In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, Georgia, effective July 1, 1996, permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, this same Georgia law will permit, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law could result in increased competition in the Bank's market area.

Both GIFH and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. The capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk-based capital guidelines apply directly to a state bank regardless of whether it is a subsidiary of a bank holding company. Under both agencies' requirements, banking organizations must have capital (as defined in the rules) equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

Both the Federal Reserve and the FDIC also require the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of "Tier 1" capital to total assets (net of goodwill) of 3%. Tier 1 capital includes common stockholders' equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries.

As of December 31, 1996, GIFH maintained a Tier 1 and a total risk-based capital ratio of 11.3% and 12.6%, respectively. See also the discussion under "Capital Adequacy" in Item 6 below.

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

The Federal Reserve and the FDIC have proposed a revision to their risk-based capital guidelines to further ensure that those guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The agencies have proposed two alternative methods for assessing a bank's capital adequacy for interest rate risk. Under the first approach, the banking agencies would establish minimum capital standards for interest rate risk based on either a supervisory model or the bank's internal model of measuring risk. Institutions would be required to have capital sufficient to cover the amount of measured exposure in excess of the threshold level. The proposed threshold level is a decline in net economic value equal to 1.0 percent of assets. Under the second approach, a minimum capital requirement for interest rate risk would not be set. Instead, examiners would consider results of quantitative measures of interest rate risk along with other factors in evaluating an institution's capital adequacy for interest rate risk.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation.

F.Monetary Policies.

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the national economy and the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.


Item 2.  Description of Property.

GIFH's executive officers are housed in a two-story, free standing building which is part of an office condominium complex at 200 Plantation Chase, St. Simons Island, Georgia 31522. GIFH purchased the building in February, 1996. The building is subject to a mortgage in favor of NationsBank to secure a loan from NationsBank to GIFH in the original principal amount of $280,000. GIFH may attempt to sub-lease excess space in the building.

The Bank owns the building which houses its main branch and support service facilities. It is located at 2812 Cypress Mill Road, Brunswick, Georgia 31521, adjacent to the Brunswick Mall. The one and one-half story free standing structure is configured for retail banking operations as well as for executive offices for officers of the Bank. In addition, the Bank owns a building located at 3811 Frederica Road, St. Simons Island, Georgia 31522. The Bank operates a full service branch in this building, provides space for an operating branch office of FBMC, and, until September 1996, provided space for FBMC's corporate offices.

In September 1996, FBMC moved its corporate offices from the Bank's St. Simons Island facility into an approximately 8,000 square foot office located at 777 Gloucester Street, Suite 300, Brunswick, Georgia 30512. These offices are subject to a two-year lease ending in August 1998. As part of the restructuring of the Company's mortgage lending operations discussed in Item 1 above, FBMC closed its corporate offices in the fourth quarter of 1996 and vacated the Gloucester Street premises. As of March 17, 1997, FBMC was subletting its former Blairsville, Georgia office on a month-to-month basis and was attempting to sub-lease the Gloucester Street premises.

FCC's corporate offices are located at 3423 Fourth Street, Building 5, Unit B, Brunswick, Georgia 31520. Those offices are subject to a three-year lease ending in August, 1998. FCC conducts business out of various office/retail spaces on either a month-to-month basis or subject to term leases. All leasing arrangements by both FBMC and FCC are commercially reasonable, and, except for FBMC's Frederica Road facility, which it leased from the Bank, all facilities are leased from non-affiliated third parties. The locations and lease periods are as follows:

     Address                                Term  End of Current
Term

FBMC

Seasons Inn & Plaza
Blairsville, GA 30512                       two years      July 1998

777 Gloucester Street, Suite 300
Brunswick, GA 30512                        two years       August 1998

3811 Frederica Road
St. Simons Island, GA  31522               month-to-month

6401 Poplar Avenue, Suite 324
Memphis, TN  38119
(closed January, 1997)                      one year December 1996

FCC

122 Altama Connector
Brunswick, GA 31525                        5 years   October 2001

1601 M Highway 40 East
Kingsland, GA 31548                        5 years   June 2001

6409 Abercorn Street,
Suites A & B-1,
Savannah, GA 31405                         5 years   May 2000

2507-C Plant Avenue,
Waycross, GA 31501                         2 years   July 1998

4015-I Washington Road,
Martinez, GA 30907                         1 year    February 1998

620 Highway 80
Garden City, GA 31408                       1 year   August 1997

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

Item 3.Legal Proceedings.

Representatives of the Georgia Department, the Federal Reserve Bank of Atlanta, and the FDIC attended a December 9, 1996, meeting of the Company's Board of Directors to discuss certain findings resulting from a suspended examination of the Company and its subsidiaries that took place in November 1996. During the meeting, the representatives of these regulatory authorities urged the Board of Directors to commit the Company to address problems determined during the examination process. In response, the Board of Directors unanimously adopted a resolution (the "Board Resolution") the text of which has been included as Schedule 1 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission ("SEC") on February 18, 1997. In the Board Resolution, among other things, the Board agreed to:

develop and submit to the supervisory authorities a management plan for the parent company and each of its subsidiaries, which will include, among other things, the type and number of management positions needed to manage the affairs of the parent and each subsidiary and a description of the qualifications required to perform present and anticipated duties of each management position, including establishment and enforcement of sound policies and practices;

review the results or recommendations from Arthur Andersen, LLP ("Arthur Andersen") regarding appropriate internal routine and controls, accounting systems, policies and procedures, internal loan review, internal audit and any other areas and develop appropriate steps or procedures to strengthen noted weaknesses and report the results of the Board's review and the Board's plans or procedures to strengthen noted weaknesses to the supervisory authorities within 30 days;

review the scope and adequacy of the annual independent audit as performed for the prior year end, and as proposed for 1996, with particular emphasis on the adequacy of the review of internal routine and controls, take appropriate steps to expand the scope of the proposed 1996 independent audit if necessary to include any of the areas noted by Arthur Andersen, and report the results of the Board's review to the supervisory authorities within 60 days;

notify the external auditor in writing that his or her responsibility is to the entire Board and then any findings or recommendations should be made directly to the entire Board;

develop a strategic plan for the parent and each subsidiary covering a three to five year period;

the Company and bank subsidiary will not declare or pay any cash or property dividend or any other form of capital distribution without the prior written consent of the supervisory authorities; and

the Company will not incur any additional debt after this resolution is adopted without prior notification to the supervisory authorities.

Pursuant to the Board Resolution, the Company submitted its first progress report to the supervisory authorities on January 10, 1997 ("Progress Report"). In the Progress Report, the Company requested an extension, which was subsequently granted, to complete its strategic plan and management study. The Company anticipates submitting its strategic plan and management study to the supervisory authorities on April 10, 1997. The Progress Report also contained the Company's 90-day interim operating strategy ("Interim Plan"). The Interim Plan describes the structure of the Company's board and addresses the Company's short-term financial goals. In general terms, these goals include: (i) continuing to reduce expenses at the holding company;
(ii) improving and strengthening the Bank's liquidity and capital by decreasing the rate of loan growth and selling loan participations, (iii) improving overall liquidity and capital by reducing FBMC losses through closing FBMC's offices and transferring FBMC's remaining operations into the Bank; and (iv) either negotiating additional credit for financing FCC's growth or closing unprofitable FCC offices. As of the date of this Report, the Company believes it is in compliance with the reporting requirements of the Board Resolution.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report. However, on March 11, 1997, the Company held a special meeting of its shareholders (the "Special Meeting") to consider various proposals presented by Mr. Gregory S. Junkin ("Mr. Junkin"), Mr. Paul D. Lockyer ("Mr. Lockyer") and Mr. Scott A. Junkin (collectively, the "Junkin Group"). The significant events leading up to the Special Meeting and the proposals are summarized below.

Prior to October 17, 1996, Mr. Junkin was Chairman of the Board of the Company and Chief Executive Officer of the Company, FBMC and FCC. Prior to October 17, 1996, Mr. Lockyer was the President and Chief Executive Officer of the Bank. On October 17, 1996, the Board of Directors, voted six to two (with Messrs. Junkin and Lockyer objecting), to remove Messrs. Junkin and Lockyer as officers of the Company and as officers and directors of all of the Bank, FBMC and FCC. As described more fully in the Company's Proxy Statement dated February 17, 1997 (incorporated by reference herein), the decision to terminate Messrs. Junkin and Lockyer was based primarily upon excessive losses and expenses under the leadership of Messrs. Junkin and Lockyer, and in particular, continuing losses by FBMC. See Item 6 below for detailed discussion regarding FBMC. On October 17, 1996, J. Thomas Whelchel became Acting Chairman and CEO of the Company and Michael D. Hodges became Acting President and CEO of the Bank.

On November 14, 1996, the Junkin Group filed a Form 13D with the SEC indicating that Mr. Junkin, Mr. Lockyer and Mr. Scott A. Junkin may constitute a group within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934 (the "Act"). In addition, the Junkin Group indicated that they were dissatisfied with the October 17, 1996, actions of the Company's Board and may seek the removal of certain members of the Board or the election of their own nominees to the Board.

On December 5, 1996, the Junkin Group filed a Form 13D/A with the SEC indicating that they had determined to seek the call of a special meeting of the shareholders of the Company to act on proposals that would result in the Junkin Group or their nominees constituting all or a majority of the members of the Board. On December 23, 1996, the Junkin Group sent a Request Solicitation Request to Shareholders seeking sufficient shareholder consents to require the Company to call a special meeting of the shareholders. Under the Company's Bylaws, a Special Meeting of the shareholders must be called upon the request of more than 25% of the issued and outstanding shares entitled to vote. On January 17, 1997, Mr. Junkin delivered to the Company requests for a special meeting from holders of more then the 25% of the Company's shares.

On January 29, 1997, the Board called the Special Meeting. On January 30, 1997, the Junkin Group issued a notice of special meeting of the shareholders (the "Notice") to be held on March 11, 1997. The Notice contained the following proposals:

1.BOARD OF DIRECTORS. To consider and vote upon Proposal A, summarized below and if Proposal A is not adopted in its entirety, to consider and vote upon Proposal B, summarized below.

Proposal A:

1.That the number of members constituting the full Board of Directors be fixed at six (a decrease of two members);

2.That each of J. Thomas Whelchel, Michael D. Hodges, C. Kermit Keenum and L. McRee Harden be removed as members of the Board of Directors;

3.That Article 3, Section 3.6 of the bylaws of the Company be amended to state that the shareholders of the Company shall have the right to fill a vacancy on the Board of Directors (created by the removal of a director) at a special meeting or an annual meeting; and

4.That two persons  nominated by Gregory S. Junkin, Paul D. Lockyer and Scott
A. Junkin be elected to fill the two vacancies on the Board of Directors.

Proposal B:

5.That the number of members constituting the full Board of Directors be fixed at 13 (an increase of five members); and

6.That five persons nominated by Gregory S. Junkin, Paul D. Lockyer and Scott
A. Junkin be elected to fill the five vacancies on the Board of Directors resulting from the increase in the number of directors.

2.OTHER BUSINESS. To transact such other business as may properly come before the Special Meeting or any adjournment thereof.

On January 31, 1997, the Board voted five to two (with Mr. Russell C. Jacobs, Jr.absent) to solicit proxies of shareholders to vote against Proposal A and Proposal B. At the meeting, all present directors except Messrs. Junkin and Lockyer voted to oppose Proposals A and B. The Junkin Group sent proxies seeking votes FOR Proposals A and B under cover of a Proxy Statement dated February 11, 1997. The Company sent proxies seeking votes AGAINST Proposals A and B under cover of a Proxy Statement dated February 17, 1997.

At the Special Meeting on March 11, 1997, the Company's shareholders voted to reject the Junkin Group proposals (i.e., Proposal A and Proposal B) in their entirety by a vote of 1,476,326 shares voting against (or withheld), 689,544 shares voting for, and 178,433 shares abstaining or representing broker non-votes. As a result of the rejection of Proposal A and Proposal B, the Company's Board of Directors continues to consist of eight members. The members are L. McRee Harden, Michael D. Hodges, Russell C. Jacobs, Jr., Gregory S. Junkin, C. Kermit Keenum, Paul D. Lockyer, Jimmy D. Veal, and J. Thomas Whelchel, Jr. Their term lasts until the Company's Annual Meeting and until their successors have been elected and qualified.


PART II

Item 5.Market for Common Equity and Related Stockholder Matters.

Before April 18, 1996, there was no established market in which shares of GIFH's Common Stock were regularly traded, nor was there any uniformly quoted prices for such shares. However, on April 18,1996, the Company common stock began to be traded on the NASDAQ Small Capitalization market (NASDAQ- "GIFH"). The price range of the Company's Common Stock from January 1, 1996 to December 31, 1996, was as follows:


                                   High     Low
  1st Quarter                      $6.00   $5.00
  2nd Quarter                      $7.00   $5.00
  3rd Quarter                      $6.50   $4.75
  4th Quarter                      $6.00   $4.25


The price range of the Company's units (consisting of one (1) share of Common Stock and one (1) Class A Warrant) from January 1, 1996 to December 31, 1996, was as follows:

                                   High     Low
  1st Quarter                      $6.50   $5.25
  2nd Quarter                      $7.00   $5.50
  3rd Quarter                      $6.00   $5.50
  4th Quarter                      $6.00   $3.50

As of March 17, 1997, 2,344,303 shares of GIFH's Common Stock (including shares of Common Stock held in the form of Units) were issued and outstanding to 1,005 holders of record.

GIFH has not paid dividends since its inception. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by GIFH is dividends from the Bank, GIFH may continue not to pay dividends in the near future. Moreover, as discussed in Item 3 above, on December 9, 1996, the Board passed a resolution providing, among other things, that the Company and Bank will not declare or pay any cash or property dividend or any other form of capital distribution without the prior written consent of the supervisory authorities.

Item 6.Management's Discussion and Analysis of Financial Condition And Results of Operations

General

The Company's principal asset is its ownership of the Bank 2and its other subsidiary financial institutions. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank, FCC and FBMC. The Bank's activities consist of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). FCC's activities consist of originating,
making, acquiring and servicing consumer loans.   The Bank's and FCC's
profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank's and FCC's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Bank's and FCC's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. The primary source of income for FBMC is the fees on originating mortgage loans and the gain on
the sale of mortgage loans to other investors.   Noninterest expenses consist
of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other operating expenses.

Results of Operations For Years Ended December 31, 1996 and 1995

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's and FCC's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Net Interest Income

The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and other short-term borrowings. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yield on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.

The Company's net interest margin decreased 36 basis points or 6.12% to 5.52% in 1996 as compared to 5.88% in 1995. The yield on average interest-earning assets decreased to 10.59% in 1996 as compared to 10.76% in 1995. The interest rate paid on average interest-bearing liabilities increased to 5.73% in 1996 as compared to 5.52% in 1995. Net interest income on a taxable-equivalent basis was $4,828,000 in 1996 as compared to $3,842,000 in 1995, representing an increase of $986,000 or 25.66%. The increase resulted from an increase of $1,420,000 generated on increased volume and a reduction of $434,000 due to a decrease in average yield.

Average interest-earning assets increased $22,216,000 to $87,504,000 in 1996 from $65,288,000 in 1995, an increase of 34.03%. Average loans increased $23,358,000; average investments decreased $926,000; and average Federal funds sold decreased $216,000. The increase in average interest-earning assets was funded by an increase of $15,770,000, or 27.01%, in average deposits to $74,158,000 in 1996 from $58,388,000 in 1995. Approximately 10%
of the average deposits were noninterest-bearing deposits in 1996 and 1995.

Allowance for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $975,000 in 1996 and $382,000 in 1995, representing an increase of 155.24% in the provision. The increase in the provision resulted from an increase in average loans of $23,358,000 or 43.81% and management's evaluation of the loan portfolios and the potential loan risk associated with certain loans. Net loan charge-offs amounted to approximately $248,000 in 1996 as compared to net loan charge-offs of approximately $320,000 in 1995. The allowance for loan losses as a percentage of total loans outstanding amounted to 1.85% at December 31, 1996 as compared to 1.26% at December 31, 1995.

The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income amounted to $1,738,000 and $797,000 for the years ended December 31, 1996 and 1995, respectively. As a percent of total average assets, noninterest income increased from 1.08% in 1995 to 1.70% in 1996.

Following is a summary of noninterest income for the years ended December 31, 1996 and 1995.

                                            1996          1995
  Noninterest income
  Income from origination and sale
     of mortgage loans, less related
     expenses                           $  906,000    $    312,000
  Service charges on deposit accounts      438,000         379,000
  Insurance commissions                     198,000         82,000
  Net realized loss on sales of securities  (5,000)        (3,000)
  Other                                     201,000        27,000
       Total noninterest income        $ 1,738,000    $   797,000


During 1996, the Company expanded its mortgage banking activities through FBMC as indicated by an increase of $594,000 in income from the sale and origination of mortgage loans, less related expenses. In late 1996, the Company adopted a strategic plan to restructure its mortgage banking activities. A more detailed discussion of the restructuring of mortgage banking activities appears below.

The increase in service charges on deposit accounts of $59,000, or 15.57%, to $438,000 in 1996 from $379,000 in 1995 resulted from an increase of 27.01% in average deposits in 1996 over 1995.

Noninterest Expense

Noninterest expense amounted to $7,237,000 and $4,226,000 for the years ended December 31, 1996 and 1995, respectively, representing an increase of $2,971,000 or 69.64%. As a percent of total average assets, noninterest expense amounted to 7.10% in 1996 as compared to 5.72% in 1995.

Following is a summary of noninterest expense for the years ended December 31, 1996 and 1995.
                                           1996       1995
  Noninterest expense
     Salaries and employee benefits    $ 4,088,000    $ 2,190,000
     Equipment expense                      509,000        324,000
     Occupancy expense                      454,000        257,000
     Advertising and business development   331,000        199,000
     Legal and professional                318,000         217,000
     Supplies and printing                 271,000         163,000
     Telephone                             165,000          77,000
     Postage and courier                   132,000          82,000
     Loss on write-down of furniture
       and fixtures                        146,000         -
     Loss on abandonment of lease          148,000         -
     Other operating expenses              675,000        717,000
       Total noninterest expense       $ 7,237,000    $ 4,226,000


Salaries and employee benefits increased $1,898,000 to $4,088,000 in 1996 from $2,190,000 in 1995, representing an increase of 86.67%. Due to increased activities in the mortgage banking subsidiary, $795,000 represented increases in salaries and employee benefits of FBMC. Salaries and employee benefits of the Bank increased $551,000 and was attributable to an increase of approximately 22% in Bank employees and to termination compensation of $145,000 for the Bank's former Chief Executive Officer who was terminated in October 1996. Salaries and employee benefits for the FCC increased $360,000 and was attributable to an increase of approximately 31% in personnel. Equipment and occupancy expense increased $381,000, or 65.58%, to $962,000 in 1996 from $581,000 in 1995 and was attributable to the addition of a new building and furnishings for corporate offices and the refurbishing of the Bank's main office. Advertising and business development expense increased $132,000, or 33%, to $331,000 in 1996 from $199,000 in 1995. Communication expense representing telephone, supplies and printing expense increased $196,000, or 32%, to $436,000 in 1996 from $240,000. The increase in advertising, business development and communications expenses was attributable to a great extent to expanded activities in the FCC and FBMC. Legal and professional expense increased $101,000, or 47%, to $318,000 in 1996 from $217,000 in 1995. Approximately $66,000 of the increase represents the amounts paid to a consulting firm to examine certain accounting records of the Company and to develop a strategic plan for the restructuring of the mortgage banking activities.

In late 1996, the Company determined that it should consider the restructuring of its mortgage banking activities. A prominent consulting firm was engaged to review the Company's mortgage banking activities and to recommend a strategic plan for restructuring its mortgage banking operations. After reviewing the report and recommendations of the consulting firm, management determined that it was in the best interest of the Company to restructure its mortgage banking activities. Specifically the Company has developed the following plans:

(1)FBMC will discontinue its mortgage banking activities as a separate entity and will transfer any retained mortgage banking activities to the Bank;

(2)The Bank will no longer accept any "sub prime" paper, also known in the industry as B, C, and D paper;

(3)All loans held for sale by FBMC will be sold to investors within the first six months of 1997;

(4)For the immediate future, the Bank will only broker mortgage loans; the Bank will not fund any mortgage loans held for sale, but will earn an origination fee for placing the loan with an investor;

(5)Bank's management anticipates that it will continue to fund mortgage loans for its own portfolio with funds obtained from the Federal Home Loan Bank or its own deposits.
In late 1996, FBMC recorded a loss on abandonment of a lease in the amount of $146,000 and recorded a loss on the write down of furniture and fixtures in the amount of $146,000. These charges represent nonrecurring charges directly associated with the restructuring of the mortgage banking activities. In 1996, FBMC recorded a net loss after tax benefits of $966,000.

For the year ended December 31, 1996, the Company incurred a net loss of $1,209,000 compared to net income of $13,000 for the year ended December 31, 1995.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. Also, the Bank maintains relationships with correspondent banks which could provide funds on short notice, if needed.

Effective March 29, 1997, the Company entered into a credit facility with American Banking Company, Moultrie, Georgia. Under the facility the Company will borrow (a) up to $3,500,000 as a term loan to be used for repayment of the line of credit from Southeastern Bank and (b) up to $1,000,000 as a revolving line of credit to be used for working capital. The interest rate with respect to both loans is 1.25% over the Suntrust Bank, Atlanta prime rate. The term loan calls for interest-only payments for the first 18 months and for quarterly principal and interest payments over five additional years, principal being repaid on the basis of a ten year amortization and semi annual payments of $175,000. The revolving line of credit matures after one year at which time the outstanding principal would be added to the term loan and amortized as part of such loan. The loans are secured by a pledge of the stock of the Bank owned by the Company. The relevant loan agreements are attached hereto as Exhibit 10(m).

The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 1996 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company was aware of no events or trends likely to result in a material change in their liquidity. During 1996, the Company's capital decreased by $1,052,000. After recording an increase in capital of $34,000 for unrealized gains on securities, net of taxes, an increase of $123,000 from exercise of stock options and issuance of restricted stock, and recording a decrease of $1,209,000 for net loss from operations, total capital decreased $1,052,000 to $9,749,000 from $10,801,000 at December 31, 1995.

At December 31, 1996, the Company had no binding commitments outstanding for capital expenditures.

In accordance with risk capital guidelines issued by the Federal Reserve Board, the Company is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

The following table summarizes the regulatory capital levels of the Company at December 31, 1996.

                        Actual              Required
Excess                                  Amount   Percent    Amount    Percent
                        Amount   Percent
                                    (Dollars in Thousands)
  Leverage capital  $ 9,604        9.36%     $4,103    4.00%     $5,501 5.36%
  Risk-based capital:
     Core capital   9,604          11.33      3,390    4.00       6,214 7.33
     Total capital   10,669        12.59      6,780    8.00       3,889 4.59

  The Bank also met its individual regulatory capital requirements at December 31, 1996.


Item 7.Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Income for the years ended December 31, 1996 and
1995

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flow for the years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 1996


TABLE OF CONTENTS


                                                       Page

INDEPENDENT AUDITOR'S REPORTS                         38 and 39

FINANCIAL STATEMENTS

  Consolidated balance sheets                          40
  Consolidated statements of operations                41
  Consolidated statements of stockholders' equity      42
  Consolidated statements of cash flows                43 and 44
  Notes to consolidated financial statements              45-71

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Golden Isles Financial Holdings, Inc.
  and Subsidiaries
St. Simons Island, Georgia


We have audited the accompanying consolidated balance sheet of Golden Isles Financial Holdings, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Golden Isles Financial Holdings, Inc. and subsidiaries for the year ended December 31, 1995 were audited by other auditors whose report, dated February 23, 1996, expressed an unqualified opinion on those statements.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Isles Financial Holdings, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/S/ MAULDIN & JENKINS, LLC

Albany, Georgia
February 21, 1997

Independent Auditors' Report


Board of Directors
Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia 31522
We have audited the accompanying consolidated balance sheets of Golden Isles Financial Holdings, Inc. and subsidiaries (collectively,"GIFH") as of December 31, 1995, and the related consolidated statement of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of GIFH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GIFH at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/S/ Francis & Co., CPAs

Atlanta, Georgia
February 23, 1996

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

Assets                                1996         1995
Cash and due from banks          $ 3,388,766 $  3,518,530
Interest-bearing deposits in banks   862,070       48,698
Federal funds sold                 8,640,000    5,010,000
Securities available for sale, at
          fair value (Note 2)      8,025,653    6,026,686
Securities held to maturity, at cost
  (fair value $2,031,272 and $2,255,620)
  (Note 2)                         2,053,844    2,273,605

Loans held for sale                6,323,719    7,842,230

Loans (Note 3)                     77,969,491   57,065,385
Less allowance for loan losses     1,445,365      718,057
                    Loans, net    76,524,126    56,347,328

Premises and equipment, net (Note 4)
                                   4,135,683     3,359,481
Other assets                       2,693,703    2,136,532

     Total assets                $112,647,564  $ 86,563,090

Liabilities and Stockholders' Equity

Deposit  s
Noninterest-bearing demand    $     7,153,576     $   7,366,505
Interest-bearing demand       12,812,026           12,378,828
Savings                       1,261,175                883,626
 Time, $100,000 and over          13,608,161    10,454,220
 Other time                       47,973,230    36,945,063
     Total deposits               82,808,168    68,028,242
  Notes payable (Note 6)          14,135,473     2,849,683
Federal Home Loan Bank borrowings
     (Note 7)                      4,444,643     4,185,214
Other liabilities                  1,510,105       699,161
Total liabilities                102,898,389    75,762,300


See Notes to Consolidated Financial Statements.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 31, 1996 AND 1995

                             1996                 1995
                            ------                ------
Commitments and contingent liabilities (Note 10)


Stockholders' equity
Common stock, no par value; 50.0 million
   shares authorized; 2,344,303 and
   2,336,982 shares issued and
   outstanding           $ 1,094,338            $ 1,094,338
   Capital surplus       9,972,568              9,849,147
   Retained deficit     (1,348,848)              (140,182)
Unrealized gains (losses) on
   securities available for sale,
   net of taxes            31,117              (2,513)
Total stockholders' equity
                            9,749,175          10,800,790
Total liabilities and
stockholders' equity     $112,647,564         $86,563,090

See Notes to Consolidated Financial Statements

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           1996               1995

Interest income
    Interest  and fees on loans     $  8   ,642,292           $ 6,331,387
    Interest on taxable securities          514,438               554,782
    Interest on nontaxable securities         1,007                12,081
    Interest on deposits in other banks       6,355                 4,385
    Interest on Federal funds sold          102,863               115,145
Total interest income                    9,266,955              7,017,780

Interest expense
    Interest on deposits                  3,535,961             2,713,941
    Interest on other borrowings            903,634               466,816
Total interest expense                    4,439,595             3,180,757

    Net interest income                   4,827,360             3,837,023
Provision for loan losses (Note 3)          975,085               382,257
   Net interest income after provision
     for loan losses                       3,852,275             3,454,766

Other income
   Income from origination and sale
     of mortgage loans, less related
     expenses                                 905,956              311,970
    Service charges on deposit accounts       437,732               378,930
      Insurance commissions                    198,566                81,682
      Net realized loss on sales of securities (4,573)               (2,932)
 Other                                         200,597               27,149
                   Total other income        1,738,278              796,799

See Notes to Consolidated Financial Statements.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                      1996            1995
Other expense
Salaries and employee benefits     $4,088,265          $2,190,291
    Equipment expense               508  ,881            32 4,102
    Occupancy expense                 453,585             256,894
    Advertising and business development
                                      331,161             198,601
Legal and professional                318,062             217,263
Supplies and printing                 271,095             162,764
Telephone                             165,383              77,024
Postage and courier                   132,171              82,356
Loss on write-down of furniture
   and fixtures                          145,769               -

Loss on
abandonment of lease                      148,316               -
Other
operating expenses                     674,564             716,645
   Total other
expense                               7,237,252            4,225,940

      Income (loss) before
      income tax (benefit)             (1,646,699)         25,625

Applicable income tax (benefit)
  (Note 9)                                (438,033)         12,728
Net income
(loss)                                 $(1,208,666)      $  12,897

Per share of common stock
      Net income (loss)                $     (0.52)      $    0.01

See Notes to Consolidated Financial Statements.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                 Unrealized
                                                 Gains
                                                 (Losses)
                                                 on Securities
                                                 Available      Total
Common Stock           Capital        Retained   for sale     Stockholders'
Shares      Par Value  Surplus        Deficit    Net of Taxes    Equity

Balance, December 31, 1994
1,377,182  $1,094,338  $4,353,632     $(153,079)   $(109,520)     $ 5,185,371

 Net income -        -        -          12,897    -                12,897

 Proceeds from sale
   of stock, net of
   stock offering
   expense   897,230       -    5,456,457        -     -             5,456,457
 Issuance of restricted stock
               62,570       -       -        -       -              -
 Vesting of restricted stock
                   -        -      39,058           -     -        39,058
 Net change in unrealized gains
   (losses) on securities
   available for sale,
   net of taxes            -      -             -      107,007       107,007
Balance, December 31, 1995
2,336,982   1,094,338    9,849,147      (140,182)   (2,513)     10,800,790
 Net loss               -        -        -     (1,208,666) -   (1,208,666)
 Proceeds from exercise of
   stock warrants      7,321       -       53,077        -     -        53,077
 Vesting of restricted stock
                             -    -        70,344          -            70,344
 Net change in unrealized gains
   (losses) on securities
   available for sale,
   net of taxes                  -              -      33,630      33,630
Balance, December 31, 1996
2,344,303  $1,094,338  $9,972,568   $(1,348,848)     $ 31,117  $ 9,749,175


See Notes to Consolidated Financial Statements.


GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                              1996                            1995
OPERATING ACTIVITIES
  Net income (loss)          $ (1,208,666)               $   12,897
        Adjustments to
reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                      67,966                    165,593
  Amortization                      26,677                      3,911
  Provision
for loan losses                    975,085                    382,257
  (Increase)
decrease in loans held
      for sale, net              1,518,511                 (7,842,230)

    Loss on write-down of furniture
      and fixtures                 145,769                     -
      Loss on
abandonment of lease                  148,316      -
     Net realized loss on securities
      transactions                      4,573                     2,932
     Increase in other assets          (358,911)                (515,576)
     Increase in
other liabilities                         662,628                  95,119
    Total adjustments                     3,490,614             (7,707,994)

         Net cash provided by operating
          activities                 2,281,948                  (7,695,097)

INVESTING ACTIVITIES
Increase in
interest-bearing deposits
    in bank                               (813,372)                 (48,698)
  Increase in Federal funds sold        (3,630,000)              (5,010,000)
  Available for sale securities:
     Proceeds from sales and calls       1,000,000                  1,576,061
     Proceeds from maturities and paydowns
                                         2,091,676                 1,016,450
     Purchases                          (5,044,262)               (1,735,175)
  Held to maturity securities:
              Proceeds
from maturities and paydowns               219,761                 2,162,710
     Purchases                                  -                  (256,114)
     Increase in
loans, net                         (21,078,327)                  (11,499,228)
Purchase of
premises and equipment          (1,246,452)                       (2,358,119)
 Purchase of land held for investment
                                      (301,502)                      -
 Purchase of Federal Home Loan Bank stock
                                       (57,800)                 (447,200)
Net cash
used in investing
           activities              (28,860,278)                (16,599,313)

GOLDEN ISLES FINANCIAL HOLDINGS,INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 1996 AND 1995

FINANCING ACTIVITIES

Net increase in deposits                       $14,779,926    $17,939,562
Proceeds from issuance of common stock            -           5,456,457
  Vesting of restricted stock                   70,344        39,058
Proceeds from exercise of stock warrants      53,077             -
  Decrease in federal funds purchased              -    (1,130,000)
  Increase in Federal Home Loan Bank
   borrowings                                259,429     4,185,214
  Net increase (decrease) in notes payable    11,285,790      (500,317)
    Net cash provided by financing
      activities                             26,448,566    25,989,974

Net increase (decrease) in cash and due
 from banks                                   (129,764)        1,695,564

Cash and due from banks at beginning
 of year                                          3,518,530   1,822,966

Cash and due from banks at end of year          $ 3,388,766  $ 3,518,530

SUPPLEMENTAL DISCLOSURES
    Cash paid for (received from):
      Interest                     $           4,897,812   $ 2,563,574
      Income taxes                 $           (242,332)   $   290,666

NONCASH TRANSACTIONS
    Net change in unrealized losses on
      securities available for sale  $          (50,954)   $     (171,059)
Net transfer of property from
premises
and equipment to other assets         $          102,284    $        -


See Notes to Consolidated Financial Statements.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Isles Financial Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiaries, The First Bank of Brunswick (the "Bank"), First Credit Service Corporation ("FCC") and First Bank Mortgage Corporation ("FBMC"). The Bank is a commercial bank located in Brunswick, Glynn County, Georgia with one branch located on St. Simons Island, Georgia. The Bank provides a full range of ba2nking services in its primary market area of Glynn County and the surrounding southeastern portion of the State of Georgia. FCC is a finance company with operations in Brunswick, Savannah, Kingsland, Martinez and Waycross, Georgia. FBMC engages in the origination, purchase and sale of mortgage loans through offices in several states in the southeastern United States.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the year ended December 31, 1995 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Due from Banks

Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost. All other debt securities are classified as securities available for sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

Loans Held for Sale

Loans held for sale include primarily mortgage loans and are carried at the lower of aggregate cost or fair value. The Company purchases and sells real estate mortgage loans in the secondary market. Loans originated pending sale are classified as loans held for sale. All loans are sold subject to a recourse provision relating only to documentation deficiencies. Gains and losses resulting from sales of mortgage loans are recognized in the period the sale occurs, as the recourse provisions do not significantly affect the earning process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on most loans is credited to income based on the principal amount outstanding. Interest on some consumer finance loans is credited to income based on the sum-of-the-months-digits method, the results of which are not materially different from generally accepted accounting princples.

Loan origination fees and certain direct costs of loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other income or expenses.

Income Taxes

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

The Company files a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock. Common stock equivalents in the form of stock options and stock warrants were not included in the determination of the weighted average number of shares outstanding because the exercise of the options and warrants would not have a dilutive effect on income per share.


NOTE 2.SECURITIES

The amortized cost and fair value of securities are summarized as follows:

                                      Gross        Gross
                           Amortized  Unrealized   Unrealized       Fair
                             Cost     Gains        Losses           Value

Securities Available for Sale
 December 31, 1996:
   U. S. Government and agency
     securities           $7,271,589 $  45,984      $  (1,290)     $7,316,283
   Mortgage-backed securities
                             706,918     5,532         (3,080)       709,370
                          $7,978,507 $  51,516      $  (4,370)     8,025,653

 December 31, 1 995:
 U.S. Government and agency
 securities              $4,947,629 $  16,749       $  (6,327)    $4,958,051
   State and municipal
    securities               225,306         -     (81)   225,225
Mortgage-backed securities
                            857,559           -     (14,149)   843,410
                          $6,030,494 $  16,749     $ (20,557)  $6,026,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.SECURITIES (Continued)

                                       Gross        Gross
                           Amortized           Unrealized Unrealized       Fair
                             Cost     Gains     Losses   Value

 Securities Held to Maturity
 December 31, 1996:
   U. S. Government and agency
     securities           $   250,000         $   -    $  (4,375) $  245,625
   Mortgage-backed securities
                          1,803,844               -       (18,197) 1,785,647
                          $ 2,053,844         $   -     $ (22,572) $2,031,272

 December 31, 1995:
U. S.  Government and agency
 securities               $   250,000    $ 7,675   $    -    $  257,675
 Mortgage-backed securities
                            2,023,605        -   (25,660)      1,997,945
                          $ 2,273,605   $ 7,675  $ (25,660)   $2,255,620


The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                           Securities Available         Securities Held
                                for Sale                to Maturity
                            Amortized      Fair       Amortized     Fair
                              Cost         Value      Cost         Value

 Due in one year or less $  500,000    $  499,375      $    -    $    -
 Due from one year to
   five years              5,771,589      5,806,908       -           -
 Due from five to ten years
                           1,000,000      1,010,000    250,000    245,625
 Due after ten years           -                 -       -        -

 Mortgage-backed securities   706,918      709,370    1,803,844  1,785,647

                           $7,978,507   $8,025,653   $2,053,844 $2,031,272

Securities with a carrying value of $637,540 and $1,793,948 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

Gross losses recognized on sales of securities available for sale were $4,573 and $2,932 for the years ended December 31, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

                                          December 31,
                                               1996                1995
         Commercial, financial,
            and agricultural             $26,979,410     $        18,501,460
          Real estate - construction           9,295,969            4,718,003
          Real estate - mortgage           32,735,336              28,031,580
          Consumer installment              9,065,266               5,984,667
          Other                               644,999                 141,776
                                           78,720,980    57,377,486
          Unearned income                    (751,489)     (312,101)
          Allowance for loan losses      (1,445,365)       (718,057)
          Loans, net              $       76,524,126     $        56,347,328


Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                               1996         1995

         Balance, beginning of year  $      718,057        $    656,231
Provision for loan losses                   975,085            382,257
         Loans charged off                   (271,009)        (338,681)
         Recoveries of loans
            previously charged off          23,232               18,250
         Balance, end of year     $         1,445,365     $      718,057


The Bank had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $468,174 and $410,912 at December 31, 1996 and 1995, respectively. These loans had related allowances for loan losses of approximately $210,000 and $110,000 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans for 1996 and 1995 was $413,355 and $118,959, respectively. There was no significant amount of interest income recognized on impaired loans in 1996 or 1995.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank has granted loans to certain directors, executive officers, and related entities of the Company and the Bank. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1996 are as follows:

            Balance, beginning of year             $   2,373,753
              Advances                                 1,152,155
              Repayments                                (797,277)
            Balance, end of year                   $    2,728,631

NOTE 4.PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                          December 31,
                                 1996                   1995

            Land          $     514,235            $   514,235
            Buildings and
             improvements      2,520,066           2,024,055
            Furniture and
             equipment         1,900,711            1,257,666
                               4,935,012            3,795,954
            Accumulated
             depreciation        799,329             436,473
                          $    4,135,683         $ 3,359,481

NOTE 5.  BROKERED DEPOSITS

         Brokered deposits of $2,475,985 and $1,373,447 are included in time deposits at December 31, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.NOTES PAYABLE

Notes payable at December 31, 1996 and 1995, consisted of the following:
                                          1996            1995
Southeastern Bank, Darien, Georgia;
  $4,500,000  line of credit renewed
  through March 27, 1997, interest
  payable monthly at prime plus 1%
  (9.25%), secured by all the shares
  of common stock of the Bank.            $ 3,500,000  $        100,000

NationsBank, N.A.; note payable
  dated February 19, 1996 for
  $280,000, due in 120 monthly
  installments of $3,397, at 8.0%
  fixed rate, secured by a deed on
  the Company's office building.              266,478            -

CoreStates Bank, N.A.; $10,000,000
 line of credit dated April 30, 1996,
 interest payable monthly at prime
 plus 1/2% (8.75%), secured by qualified
 loans receivable of FCC and guaranty
 of the Company.                            5,350,907     -

BankAmerica Business Credit, Inc.;
 $8,500,000 line of credit terminated
 in 1996, interest payable monthly at
 a floating rate, secured by qualified
  loans receivable of FCC and
 guaranty of the Company.                       -      2,708,036

Bank United of Texas; $30,000,000 line
  of credit dated May 31, 1996 and
 subsequently reduced to $10,000,000,
 interest payable monthly at a floating
 rate of LIBOR plus 2.375% (7.995%),
  secured by qualified mortgage loans
 held for sale by FBMC.                     4,984,465     -

Wachovia Bank, N.A.; notes payable
 dated August 21, 1995 for $43,486,
  due in 60 monthly installments of
 $915, at 9.25% fixed rate, secured
   by two automobiles owned by FBMC.           33,623     41,647
                                           $14,135,473       $2,849,683


At December 31, 1996, the Company was in technical violation of certain net worth covenants with Bank United of Texas and CoreStates Bank, N.A. Bank United of Texas has not waived compliance with the violation but has not declared a default under the loan


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.NOTES PAYABLE (Continued)

agreements. The outstanding balance on this line at February 21, 1997 was $2,722,113. CoreStates Bank, N.A. has waived compliance with their violation through March 31, 1997.


The projected five year maturity of notes payable at December 31, 1996 follows:

            Year Ending December 31            Amount

                1997                       $13,863,858
                1998                           30,960
                1999                           33,650
                2000                           32,696
                2001                           28,014
                Later                          146,295
                                           $14,135,473


NOTE 7.FEDERAL HOME LOAN BANK BORROWINGS

During 1996 and 1995, the Bank obtained funding for mortgage loans from the Federal Home Loan Bank of Atlanta. Advances made during 1996 and 1995 had a weighted average interest rate of 6.68% and 6.35%, respectively. The Bank's advances from the Federal Home Loan Bank are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Bank's stock in the Federal Home Loan Bank of Atlanta. A summary of the Bank's FHLB borrowings for the years ended December 31, 1996 and 1995 follows:

                                               December 31,
                                   1996           1995

         Balance, beginning of year  $ 4,185,214    $     -
            Advances                  15,016,600      4,245,000
            Repayments                (14,757,171)      (59,786)
         Balance, end of year         $ 4,444,643    $    4,185,214

Advances at December 31, 1996 have maturities in future years as follows:


         Year Ending December 31      Amount

              1997                 $1,897,271
              1998                   597,271
              1999                   597,271
              2000                   589,271
              2001                   473,271
              Later                   290,288
                                   $4,444,643



NOTE 8.EMPLOYEE BENEFIT PLAN

Effective January 1, 1996, the Company provided a 401(k) plan for qualified employees to defer up to 10% of their salary with 100% matching contributions from the Company up to 6% of their salary. Contributions and administrative expenses charged to expense during 1996 amounted to $161,763.


NOTE 9. INCOME TAXES

The provision for income tax (benefit) consists of the following:

                                               December 31,
                                        1996       1995

           Current                   $ (215,074)     $  8,152
           Deferred                    (222,959)        4,576
           Provision for income
            tax (benefit)            $ (438,033)     $ 12,728


The Company's provision for income tax (benefit) differs from the amounts computed by applying the Federal income tax statutory rates to income (loss) before income tax (benefit). A reconciliation of the differences is as follows:

                                             December 31,
                                  1996                1995
                               Amount   Percent  Amount  Percent

          Income tax (benefit)
            at statutory rate  $ (559,878) (34)%   $ 3,844     15%
             Valuation reserve     88,225     5         -        -
             Other items, net      33,620   (2)      8,884      35
Provision for income
           tax (benefit)     $ (438,033) (27)%  $ 8,884    50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes are as follows:

                                              December 31,
                                           1996          1995

          Deferred tax assets:
           Loan loss reserves          $  445,750   $  197,009
           Restricted stock                23,916        -
           Non accrual loan interest       14,081        -
           Write-down on loans held for sale    92,223     -
           Unrealized loss on securities
              available for sale              -          1,295
                                          575,970     198,304

         Valuation allowance             (259,725)   (171,500)

         Deferred tax liabilities:
           Depreciation                    78,654      13,550
           Unrealized gain on securities
              available for sale           16,030        -
           Other                            2,673        -
                                           97,357      13,550

          Net deferred tax assets      $  218,888   $  13,254


At December 31, 1996, the Company has a net operating loss carryforward of approximately $60,000 for Federal income tax purposes. This carryforward expires in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Bank's commitments is as follows:

                                                 December 31,
                                              1996          1995

           Commitments to extend credit  $12,475,665   $ 10,299,000
           Standby letters of credit        735,200           503,950
                                       $ 13,210,865   $    10,802,950


Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, crops, marketable securities, accounts receivable, inventory, equipment, and personal property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

The Company has entered into several operating lease agreements. The approximate future minimum lease payments under the lease terms at December 31, 1996, are as follows:

              Year Ending December 31,    Amount
                  1997                 $ 119,112
                  1998                    91,314
                  1999                    58,370
                  2000                    47,870
                  2001                    27,740
                                       $ 344,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in and around Glynn County, Georgia. Through FCC, the Company
offers consumer credit to customers throughout.   The ability of the majority
of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Glynn County area.

fifty three percent (53%) of the Company's loan portfolio is concentrated in real estate loans, of which 12% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,500,000.

The Company had a concentration of funds with one correspondent bank at December 31, 1996 as follows:

            Cash and due from bank      $  1,837,759
            Federal funds sold             2,529,000
                                        $  4,366,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS

Restricted Stock

In August 1994, the Company granted 9,260 shares of restricted stock to four key employees. Of the above shares, 7,000 will vest in August 1997, and the remaining 2,260 shares will vest in August 1999. The cost of the restricted stock is being amortized over the vesting periods. In July 1995, the Company granted 62,570 shares of restricted stock to eight directors. All of these shares will be fully vested by the end of the seventh year from the date of the grant. For the years ended December 31, 1996 and 1995, $70,344 and $39,058, respectively, was amortized as restricted stock and the same amount was credited to paid-in capital.

         Stock Options

The shareholders approved the 1991 Incentive Stock Option Plan ("Plan A") and the 1991 Nonstatutory Stock Option Plan ("Plan B"), under which a total of 125,000 shares of common stock were reserved for grants under the two plans. The option price for shares granted under Plan A were at least equal to the fair value of such shares on the date granted unless the optionee was a restricted shareholder, in which case the options price was at least equal to 110% of the fair value of the shares on the date granted. The option price for shares of common stock to be issued under Plan B was determined by the Board, but under no circumstances could the option price be less than the fair value of the shares on the date granted.

In 1995, Plan A and Plan B were discontinued and replaced by the 1995 Stock Option Plan. Options granted under the two prior plans at the date of replacement by the 1995 Stock Option Plan remained outstanding and can be exercised during the terms of the option agreements unless such options are forfeited by the optionee. A summary of the options outstanding under Plan A and Plan B as of December 31, 1996 follows:

                                          Plan A       Plan B

            Options outstanding at beginning of year
                                                 53,759       7,406
           Options forfeited during the year    (26,504)   (2,027)
           Options outstanding at end of year     27,255     5,379

           Shares available for grant      None        None

           Option price per share range    $4.00 - $6.25     $4.80 - $6.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

In July 1995, the shareholders approved the 1995 Stock Option Plan (the "1995 Plan") which replaced Plan A and Plan B. Options are one of two types: (i) those which qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or (ii) those which do not so qualify ("Nonqualify Options"). The 1995 Plan provides that not more than 250,000 shares in the aggregate be issued for Incentive Stock Options and Nonqualified Options. The exercise price of an Incentive Stock Option shall not be less than the fair value at the date of grant. The fair value shall be determined from the trading price on a national securities exchange, NASDAQ, or over-the-counter markets, if so traded. If not so traded, the Board will determine the fair value based upon recent sales reported to the Company. The exercise price of a Nonqualified Option shall be determined by the Board on the date granted. A summary of activity in the 1995 Plan for the years ended December 31, 1996 and 1995 follows:

                                       1996            1995

           Shares reserved             250,000      250,000

           Shares under option,
            beginning of year           66,663         -
           Options granted              62,526      79,163
           Options forfeited           (59,068)     (12,500)
           Shares under option, end of year
                                        70,121      66,663

           Shares available for grant  179,879      183,337

           Option price per share range
                                  $6.00 - $6.50  $6.00 - $6.50



As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee awards for the year ended December 31, 1996. If the Company had recognized compensation cost in accordance with SFAS No. 123, there would have been no negative effect on net income and earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

Warrants to Purchase Common Stock

In 1994, the Company initiated a public secondary stock offering to sell 1,538,462 Units at a price of $6.50 per Unit. Each Unit consisted of one share of common stock and one Class A Warrant to purchase common stock. Each of the Class A Warrants expires in three years and entitles the holder to purchase an additional share of common stock at a price of $7.25 in year one, $8.25 in year two and $9.50 in year three. The public offering was closed in 1995 following the sale of 897,230 Units. After deducting related stock offering and issue expense, net proceeds of $5,456,457 were credited to paid-in capital. During 1996, warrants to purchase 7,321 shares of common stock were exercised at a price of $7.25 per share. Proceeds of $53,077 were credited to paid-in capital. As of December 31, 1996, warrants were outstanding to purchase an additional 889,909 shares of common stock.


NOTE 13.REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. Under terms of a resolution adopted by the Company's Board of Directors in December 1996, the Board of Directors of the Company and of the Bank will not declare or pay any cash or property dividend or any other form of capital distribution without the prior written consent of the supervisory authorities. The resolution adopted by the Board contained other undertakings and covenants, including the following:

(a)The Company will not incur any additional debt after adoption of the resolution without prior notification to the supervisory authorities;

(b)The Company will not reduce its capital by purchasing or redeeming treasury stock without prior notification to the supervisory authorities;

(c)The Board will develop a strategic business plan for the Company and each subsidiary covering a three to five year period which will provide for maintenance of adequate liquidity, adequate capital and adequate reserves for loan losses for the Bank and the Company consolidated entity.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and Bank's actual capital amounts and ratios are presented in the following table.
                                                         To Be Well
                                    For Capital         Capitalized Under
                                    Adequacy            Prompt Corrective
                         Actual     Purposes            Action Provisions
                    Amount    Ratio  Amount         Ratio Amount       Ratio

As of December 31, 1996
  Total Capital
   (to Risk Weighted Assets):
Consolidated  $10,669,000     12.6%  $6,780,000     8.0% $8,474,000     10.0%
     Bank     $ 7,286,000     10.4%  $5,601,000     8.0% $7,001,000     10.0%
Tier I Capital
(to Risk Weighted Assets):
     Consolidated
              $ 9,604,000     11.3%  $3,390,000     4.0%  5,085,000     6.0%
     Bank     $ 6,407,000      9.2%  $2,800,000     4.0%  4,201,000     6.0%

  Tier I Capital
     (to Average Assets):
     Consolidated
              $ 9,604,000      9.4% $4,103,000     4.0%    5,129,000 5.0%

     Bank    $ 6,407,000       7.4% $3,469,000     4.0%    4,337,000 5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.RESTRUCTURING OF MORTGAGE BANKING ACTIVITIES

As provided for in the resolution adopted by the Board of Directors in December 1996, the Company has developed a strategic plan which provides for the restructuring of its mortgage banking activities. The plan provides for the discontinuance of the mortgage company, FBMC, as a separate operating entity and the transfer of its operations and certain employees to the Bank. Upon implementation of the plan, the wholesale national B, C and D mortgage business will be discontinued and the Bank will focus on originating or brokering retail mortgages in the local and surrounding area. Limited wholesale mortgage activities will be conducted as market conditions warrant.

NOTE 15.SEGMENT REPORTING

The Company's operations include three primary business segments: banking, credit financing, and mortgage banking. The Company, through the Bank, provides traditional banking services including a full range of commercial and consumer banking services. Credit financing activities are provided primarily through FCC and include direct consumer loans and retail sale financing. Mortgage banking activities are provided primarily through FBMC and include the origination and purchase of residential mortgage loans for sale to various investors and other financial institutions.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 1996
 Holding      Banking        Credit       Mortgage
Company       Subsidiary     Financing    Banking Eliminations   Consolidated
Revenues from
 unaffiliated
 customers
$10,811     $ 8,165,365   $ 1,881,298   $    947,759   $    -    $ 11,005,233
Revenues from
 affiliates
232,084          48,698        1,119          3,508    (285,409)         -
 Total Revenues
$242,895     $ 8,214,063   $1,882,417   $    951,267 $(285,409)  $ 11,005,233

Income (loss) from
 operations before
 income tax
 (benefit)
$  (876,311) $   902,771  $( 340,087)   $ (1,333,072)  $     -  $ (1,646,699)


Identifiable assets
 at December 31,
 1996
$ 13,578,668  $95,981,034  $9,022,409   $8,276,016  $(14,212,563 $112,647,564

Depreciation and
 amortization
 expense
$35,349     $   233,942     $64,454    $60,898                     $ 394,643

Premises and
 equipment
 acquisitions
$    628,811  $211,348   $  167,112   $ 239,181                   $1,246,452



NOTE 16.FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Due From Banks, Interest-Bearing Deposits with Banks and Federal Funds Sold

The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold approximate their fair value.

Available For Sale and Held To Maturity Securities

Fair values for securities are based on quoted market prices.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or fair value. The fair values of loans held for sale are based on management's assumptions with respect to current economic conditions and probable future economic events.

Loans

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

Deposits

The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

Notes Payable

The fair values of the Company's notes payable are estimated using the discounted cash flow methods using current interest rates for notes of similar terms.

Federal Home Loan Bank Borrowings

The fair values of the Company's Federal Home Loan Bank (FHLB) borrowings are estimated using discounted cash flow methods based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Instruments

Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments were as follows:

                             December 31, 1996              December 31, 1995
  Carrying              Fair             Carrying      Fair
  Amount                Value            Amount        Value
Financial assets:
  Cash and due from banks,
     interest-bearing deposits
     with banks and Federal
     funds sold
$12,890,836           $12,890,836      $ 8,577,228    $ 8,577,228
  Securities available
     for sale
8,025,653               8,025,653       6,026,686       6,026,686
  Securities held to
     maturity
2,053,844                 2,031,272     2,273,605          2,255,620
  Loans held for sale
6,323,719              6,323,719           7,842,230      7,842,230
  Loans
76,524,126            76,634,635       56,347,328         56,365,609

  Financial liabilities:
  Deposits
 82,808,168             83,231,777    68,028,242           67,991,865
  Note payable
14,135,473             14,133,000     2,849,683            2,849,683
FHLB borrowings
4,444,643             4,458,000        4,185,214     4,185,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.PARENT COMPANY FINANCIAL INFORMATION
2
The following information presents the condensed balance sheets, statements of operations and cash flows for Golden Isles Financial Holdings, Inc. as of and for the years ended December 31, 1996 and 1995:

                     CONDENSED BALANCE SHEETS
                                    1996             1995
Assets

     Cash                      $    45,658   $  659,733
    Due from subsidiaries        1,909,297    2,241,178
     Investment in subsidiaries 10,563,977    7,678,225
     Premises and equipment, net   615,267      24,565
     Other assets                  444,469     318,279
    Total assets               $13,578,668      $10,921,980

  Liabilities and Stockholders Equity
  Liabilities
    Notes payable           $ 3,766,478          $   100,000
    Other liabilities                63,015          21,190

         Total liabilities       3,829,493            121,190

  Stockholders' equity           9,749,175      10,800,790

         Total liabilities and
          stockholders' equity  $13,578,668        $10,921,980


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.PARENT COMPANY FINANCIAL INFORMATION (Continued)

                     CONDENSED STATEMENTS OF OPERATIONS

                                        1996       1995

         Income
            Interest                  $   234,433     $   274,342
            Other                           8,462           -
            Total income                   242,895        274,342

          Expense

         Interest                          231,436        115,049
          General and administrative       887,770        592,754
               Total expense            1,119,206         707,803

            Loss before income tax benefits
               and equity in undistributed
               income (loss) of subsidiaries
                                          (876,311)      (433,461)

          Income tax benefits            (350,523)       (387,433)

            Loss before equity in
            undistributed income (loss) of subsidiaries
                                         (525,788)        (46,028)

          Equity in undistributed income
            (loss) of subsidiaries                 (682,878)         58,925

            Net income (loss)        $(1,208,666)     $    12,897

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                     CONDENSED STATEMENTS OF CASH FLOWS
                                                   1996             1995

  OPERATING ACTIVITIES
     Net income (loss)                          $(1,208,666)   $   12,897
     Adjustments to reconcile
       net income (loss) to net
       cash provided by (used in)
       operating activities:
       Depreciation                                    35,349       3,192
       Undistributed (income)
          loss of subsidiaries                          682,878     (58,925)
       Increase (decrease)in other
          prepaids, receivables,
         deferrals and accruals, net                    (84,365)       43,680

    Net cash provided by (used in)
         operating activities                         (574,804)        844

  INVESTING ACTIVITIES
            Loans to subsidiaries                  331,881       870,687
    Investment  in subsidiaries                 (3,535,000)        (2,600,000)
    Purchase of property and equipment                 (626,051)      (19,548)

       Net cash used in investing
         activities                               (3,829,170) (1,748,861)

  FINANCING ACTIVITIES
  Net increase (decrease)
       in notes payable                          3,666,478     (3,250,000)
    Proceeds from sale of units                          -     5,456,457
    Vesting of restricted stock                    70,344         39,058
    Proceeds from exercise of
     stock warrants                                 53,077        -

          Net cash provided by
          financing activities                      3,789,899   2,245,515

  Net  increase (decrease) in cash                  (614,075)       497,498

  Cash at beginning of year                             659,733        162,235

  Cash at end of year                   $               45,658     $  659,733


Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 8, 1996, the certifying accountant for the Company, Francis & Company, of Marietta, Georgia, notified the Company that it did not wish to be engaged as the Company's certifying accountant for the year ended December 31, 1996. The report of Francis & Company accompanying the Company's financial statements as of and for the years ended December 31, 1995 and December 31, 1994, did not contain an adverse opinion, or a disclaimer of opinion, and was not modified with respect to any uncertainty, audit scope or accounting principles.

On December 9, 1996, the Company engaged Mauldin & Jenkins LLC of Albany, Georgia as its new certifying accountant. The Company did not consult with Mauldin & Jenkins LLC regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

The decision of the Company to engage new certifying accountants was approved by its Board of Directors. There were, during the two most recent fiscal years of the Company and for the period of January 1, 1996 through December 8, 1996, no disagreements, whether resolved or unresolved, with Francis & Company with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction would have caused Francis & Company to make reference to the subject matter of the disagreement(s) in connection with its report.

PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and executive officers of GIFH are as follows:

Name (Age)               Position With Company Director Since

L. McRee Harden (41)     Director                 1988

Michael D. Hodges (43)   President and CEO of Bank;
                         Director                 1991
Russell C. Jacobs, Jr. (61)
                         Director                 1988
Gregory S. Junkin (55)   Director                 1987

Claude Kermit Keenum (60)
                          Director                 1988
Paul D. Lockyer (44)     Director                 1987
Jimmy D. Veal (48)       Vice Chairman and
                         Secretary/Treasurer      1987
J. Thomas Whelchel (62)  Acting Chairman          1988
                         and CEO
Members of the Board of Directors serve for a period of one year, or until their death, resignation, removal or replacement under GIFH's governing instruments by a duly elected and qualified candidate.

A brief account of the business experience of each of the directors and executive officers during the past five years is set out below.

L. McRee Harden. Mr. Harden has been a director of the Company since July 1988, a director of the Bank since February 1990, and a director of FCC since July 1993. Mr. Harden operates a chain of approximately 22 convenience stores in south Georgia and Florida.

Michael D. Hodges.   Mr. Hodges has been a director of the Company since 1991
and a director of the Bank since June 1990. On February 20, 1997, Mr. Hodges became President and CEO of the Bank. He also has been Acting President and CEO of the Bank since October 1996. Prior to that, he had been Senior Vice President of the Bank since June 1990, with principal responsibilities for the Bank's loan portfolio.

Russell C. Jacobs, Jr.   Mr. Jacobs has been a director of the Company since
July 1988, a director of the Bank since February 1990, and a director of FBMC since July 1993. He also has been a Vice Chairman of the Bank since July 1995. Mr. Jacobs is self-employed as an agent for the Equitable Financial Companies, and as a registered representative with Equico Securities, Inc. Mr. Jacobs holds both the Chartered Life Underwriter ("CLU") and Chartered Financial Consultant ("CHFC") designations.

Gregory S. Junkin.    Mr. Junkin has been a director of the Company since
March 1987. From March 1987 until October 17, 1996, Mr. Junkin was Chairman and Chief Executive Officer of the Company. From July 1993 until October 17, 1996, Mr. Junkin was Chairman and Chief Executive Officer of FCC and FBMC. Mr. Junkin is now retired.

Claude Kermit Keenum.   Mr. Keenum has been a director of the Company since
July 1988, a director of the Bank since February 1990, and a director of FCC since July 1995. He was the Superintendent of the Glynn County School System from 1980 to 1989 and the Superintendent of the Cobb County School System in metropolitan Atlanta from 1989 to 1992. Mr. Keenum is currently President of Southeastern Communication Systems, Inc.

Paul D. Lockyer .   Mr. Lockyer has been a director of the Company since
December 1987. From July 1995 to October 17, 1996, Mr. Lockyer was President and Chief Operating Officer of the Company. From September 1988 through July 1995, he served as Senior Vice President of the Company. From February 1990 until October 17, 1996, Mr. Lockyer was President, Chief Executive Officer and a director of the Bank. Mr. Lockyer is now retired.

Jimmy D. Veal. Mr. Veal has been a Vice Chairman of the Company since July 1995. He has been a director of the Company since June 1987 and Secretary/Treasurer of the Company since September 1992. He has been a Vice Chairman of the Bank since July 1995, a director of the Bank since July 1990, and Secretary/Treasurer and a director of both FCC and FBMC since July 1993. He is Secretary/Treasurer and a director of Motel Properties, Inc., a corporation that owns and operates four motels in Glynn County and two in Camden County.

J. Thomas Whelchel.   Mr. Whelchel has been the Acting Chairman and CEO of
the Company since October 17, 1996. Prior to that, Mr. Whelchel was a Vice Chairman of the Company between July 1995 and October 1996. From July 1988 through July 1995, he served as President of the Company. Mr. Whelchel has been a director of the Company since July 1988, and Chairman and a director of the Bank since February 1990. Mr. Whelchel has also been a director of both FCC and FBMC since July 1993. He is a senior partner in the Brunswick law firm of Whelchel, Brown, Readdick and Bumgartner.

Item 10.Executive Compensation.

A.Named Executive Officers.

The following table sets forth the compensation paid to the named executive officers of GIFH and its subsidiaries for each of GIFH's last three completed fiscal years.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name and                                      Other
Principal                                     Annual
Position       Year    Salary   Bonus    Compensation
(a)                    (b)      (c)      (d)  (e)


J. Thomas Whelchel
Acting Chairman
and CEO of the
Company(2)     1996    $0(11)      $0        $0

Michael D.
Hodges, President
and CEO of the Bank
subsidiary(2)  1996    $100,861    $     0   $0
               1995    $ 92,096    $ 6,000   $0
               1994    $ 85,500    $15,000   $0

Gregory S. Junkin,
Former Chairman
and CEO of the
Company(2)     1996    $125,192    $     0   $0
               1995    $147,211    $     0   $0
               1994    $ 40,558    $     0   $0

Paul D. Lockyer,
Former President,
COO and CFO of the
Company(2)     1996    $262,115(8) $     0   $0
                       1995        $107,627  $12,785    $0
                       1994        $100,000  $32,000    $0


LONG TERM COMPENSATION

AWARDS                             PAYOUTS

Restricted       Securities
Stock            Underlying                 LTIP      All Other
Awards(1)        Options/SARs    Payouts    Compensation
                    (f)          (g)          (h)         (i)

J. Thomas Whelchel
                       $0         0             $0    $0


Michael D. Hodges
1996
                  $     0        1,000(4)        $0            $0
1995
                  $10,498(3)     6,921(4)        $0            $0
1994
                    $4,650(3)      1,408(5)        $0            $0


Gregory S. Junkin
1996
                   $     0        0               $0            $0
1995
                   $99,548(6)     1,500(7)        $0            $0
1994
                   $42,000(6)     0               $0            $0

Paul D. Lockyer
1996
                    $     0        0               $0            $0
1995
                    $71,500(9)     1,458(10)       $0            $0
1994
                    $6,600(9)      0               $0            $0


------------


(1)In the event that the Company declares a dividend on its outstanding shares of Common Stock, then such dividend will be equally applicable to the restricted stock reported in this column (f).

(2)Messrs. Whelchel and Hodges were elected to their respective positions on October 17, 1996. Messrs. Junkin and Lockyer were terminated from their respective positions on October 17, 1996. On February 20, 1997, Mr. Hodges became President and CEO of the Bank.

(3)The aggregate number of shares of restricted stock held by Michael D. Hodges as of January 20, 1997, is 2,390 shares and the value of such shares is $12,548. All of the 775 shares of restricted stock awarded to Mr. Hodges in 1994 ("1994 Restricted Stock") vests upon the earlier of (i) three years from August 17, 1994, the date the shares were granted to Mr. Hodges, or
(ii) a change of control in the ownership of the Company through the acquisition of more than 50% of the Company's outstanding stock by a third party. Mr. Hodges will forfeit the 1994 Restricted Stock if he is not employed by either the Company or one of its subsidiaries on August 16, 1999, unless Mr. Hodges' employment is terminated because of the sale of the Company or a subsidiary through which Mr. Hodges is employed and Mr. Hodges is not offered other employment within the Company or one of its subsidiaries. Under the terms of the award of 1,615 shares of restricted stock awarded to Mr. Hodges in 1995 ("1995 Restricted Stock") one-seventh of such shares (i.e., 230.71 shares) became vested on July 25, 1996, and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Hodges becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which have not already vested at the time of the event which triggers the forfeiture.

(4)These options are incentive stock options which have been granted pursuant to that certain Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan adopted by the Company on July 25, 1995 (the "1995 Plan"). The 1995 Plan provides for the granting of certain options that are intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, as well as certain nonstatutory stock options that are not intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These incentive stock options were granted on July 25, 1995, and vested immediately upon being granted. These options may be exercised at any time before the earlier of (i) July 25, 2005; or (ii) the date upon which the optionee ceases to be an employee of the Company; provided, however, that if the optionee's employment with the Company is terminated for any reason other than (a) optionee's death or disability, (b) optionee's voluntary termination of his employment without the Company's consent, or (c) termination of optionee's employment by the Company for cause, then, in such event, optionee may exercise these incentive stock options for up to three months after termination of his employment (but in no event later than July 25, 2005).

(5)These options are nonstatutory stock options which have been granted pursuant to that certain 1991 Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan adopted by the Company on May 30, 1991 (the "Plan"). The Plan provides for the granting of certain nonstatutory stock options that are not intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These nonstatutory stock options shall be vested and may be exercised by the individual to whom such options have been granted during the period such individual serves as an officer or any other key employee of the Company.

(6)The aggregate number of shares of restricted stock held by Gregory S. Junkin as of January 20, 1997, is 22,315 shares and the value of such shares is $117,154. All of the 7,000 shares of restricted stock awarded to Mr. Junkin in 1994 ("1994 Restricted Stock") will vest upon the earlier of (i) three years from August 17, 1994, the date the shares were granted to Mr. Junkin, or (ii) a change of control in the ownership of the Company through the acquisition of more than 50% of the Company's outstanding stock by a third party. Mr. Junkin will forfeit the 1994 Restricted Stock if he is not in the employment of either the Company or any of its subsidiaries on August 16, 1997, unless Mr. Junkin's employment is terminated because of the sale of the Company or a subsidiary through which Mr. Junkin is employed and Mr. Junkin is not offered other employment within the Company or one of its subsidiaries. With respect to the shares of restricted stock granted to Mr. Junkin in 1995 (15,315 shares), one-seventh of such shares (i.e., 2,187.86 shares became vested on July 25, 1996, and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Junkin becomes neither a director of the Company nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any of the restricted shares granted to him in 1995 which have not already vested at the time of the event which triggers the forfeiture.

(7)These options are nonstatutory stock options which were granted to Mr. Junkin pursuant to the Plan in the capacity as a director of the Company.

(8)This amounts represents a severance payment of $145,000, pursuant to the termination of Mr. Lockyer's employment on October 17, 1996.

(9)The aggregate number of shares of restricted stock held by Paul D. Lockyer as of January 20, 1997, is 12,100 shares and the value of such shares is $63,525. All of the 1,100 shares of restricted stock awarded to Mr. Lockyer in 1994 ("1994 Restricted Stock") vest upon the earlier of (i) three years from August 17, 1994, the date the shares were granted to Mr. Lockyer, or
(ii) a change of control in the ownership of the Company through the acquisition of more than 50% of the Company's outstanding stock by a third party. Mr. Lockyer will forfeit the 1994 Restricted Stock if he is not in the employment of either the Company or any of its subsidiaries on August 16, 1999, unless Mr. Lockyer's employment is terminated because of the sale of the Company or a subsidiary through which Mr. Lockyer is employed and Mr. Lockyer is not offered other employment within the Company or one of its subsidiaries. With respect to the shares of restricted stock granted to Mr. Lockyer in 1995 (11,000 shares), one-seventh of such shares (i.e., 1,571.43 shares) became vested on July 25, 1996, and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Lockyer becomes neither a director of the Company nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any of the restricted shares granted to him in 1995 which have not already vested at the time of the event which triggers the forfeiture.

(10)These options are nonstatutory stock options which were granted to Mr. Lockyer pursuant to the Plan in his capacity as a director of the Company. As a result of the termination of his employment on October 17, 1996, on January 17, 1997, 45,523 incentive and nonstatutory stock options were forfeited by Mr. Lockyer.

(11)The Compensation Committee of the Board has agreed to compensate Mr. Whelchel for his time spent as CEO of the Company. As of March 17, 1997, the rate of compensation has not been determined.

No stock options were exercised and there were no SARs outstanding during fiscal year 1996. The following table presents information regarding the value of unexercised options held as of December 31, 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                  Shares Acquired
   Name                             on Exercise Value Realized
   (a)                            (b)           (c)

J. Thomas Whelchel                --            --

Michael D. Hodges --              --

Gregory S. Junkin --              --

Paul D. Lockyer   --              --

                                Value of Unexercised
          Number of Securities   in-the-Money
          Underlying Unexercised Options/SARs
          Options/SARs at FY-End at FT-End
          Exercisable/Unexercisable         Exercisable/Unexercisable
                   (d)                   (e)

J. Thomas Whelchel   1,390(2)          $0/$0(1)

Michael D. Hodges   30,124(3)          $24,089/$0(1)

Gregory S. Junkin    1,500(2)          $0/$0(1)

Paul D. Lockyer      1,458(2)          $0/$0(1)

---------------------------------------------------------------
(1)Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1996 ($5.25) and the exercise prices of the options.

(2)On January 18, 1996, these options were awarded to Mr. Whelchel, Mr. Junkin and Mr. Lockyer as compensation with respect to their services as directors.

(3)Michael D. Hodges has the right to acquire 30,124 shares of the Company's Common Stock pursuant to stock options issued by the Company to Mr. Hodges. All of the 30,124 stock options held by Mr. Hodges were exercisable as of January 20, 1996. Of the 30,124 stock options, 18,750 are exercisable at the price of $4.00 per share, 1,003 are exercisable at the price of $4.60 per share, 1,408 are exercisable at the price of $6.25 per share, 6,921 are exercisable at the price of $6.50 per share, and 2,042 are exercisable at the price of $6.00 per share.

The Company does not have any Long Term Incentive Plans in effect.

EMPLOYMENT AGREEMENTS

On June 5, 1992, the Bank issued a letter to Paul D. Lockyer (the "Lockyer Letter") summarizing the terms of Mr. Lockyer's employment with the Bank. Pursuant to the terms of the Lockyer Letter, Mr. Lockyer was to serve as President and Chief Executive Officer of the Bank and Senior Vice President and Principal Financial Officer of the Company. Mr. Lockyer's base salary was set at $80,500 per year, subject to possible annual increases. The Lockyer Letter confirms that Mr. Lockyer is entitled to certain stock options and that he is to be provided with a company vehicle. Mr. Lockyer may terminate his employment with the Bank upon 90 days advance notice. The Board of Directors of the Bank may terminate Mr. Lockyer's employment with the Bank with or without cause. However, if Mr. Lockyer is dismissed from his employment for reasons other than fraud or dishonesty, he is entitled to severance pay in an amount equal to six months of his then current base salary. On July 2, 1996, the term of the Lockyer Letter was extended to July 2, 1998. In addition, the Lockyer Letter was modified to provide severance pay in an amount equal to twelve months of his then current base salary if Mr. Lockyer is dismissed for reasons other than fraud or dishonesty. On October 17, 1996, the Board terminated Mr. Lockyer's employment. Pursuant to the Lockyer Letter, the Bank paid Mr. Lockyer $145,000 to fulfill its obligations under the employment contract.

On February 20, 1997, the Bank and Michael D. Hodges entered into an employment agreement ("Hodges Agreement") summarizing the terms of Mr. Hodges' employment with the Bank. Pursuant to the Hodges Agreement, Mr. Hodges is to serve as President and Chief Executive Officer of the Bank. Mr. Hodges' base salary was set at $125,000 per year, subject to possible increases. The Hodges Agreement provides that Mr. Hodges is entitled to bonuses and other benefits including an automobile. The Bank may terminate Mr. Hodges' employment with the Bank with or without cause. However, if Mr. Hodges is dismissed from his employment for reasons other than for cause, the Bank shall for a period of one year following his termination continue to pay him his then current base salary. The initial term of the Hodges Agreement is through February 20, 1999, and thereafter, shall be annually renewed for successive one-year periods unless either party gives 90-days notice of non-renewal.


Item 11.Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth share ownership information as of March 17, 1997, with respect to any person known to GIFH to be a beneficial owner of more than 5% of GIFH's Common Stock, including Common Stock owned in the form of Units. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned. Percentage ownership is calculated based on 2,344,303 outstanding shares.

Security Ownership of Certain Beneficial Owners*

Name and Address                    Number of       Percent of
of Beneficial Owner                   Shares           Class
Leonard W. Golan (1)                   188,034             8.0%
   21st Floor, Three First National Plaza
   Chicago, Illinois 60602

______________________________________________________________________________
*Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Act"). Under such rule, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1)Mr. Golan's beneficial ownership of the shares of Common Stock attributed to him stems from his having voting and investment power with respect to those shares in his capacity as Trustee of each of the Leonard W. Golan Insurance Trust dated January 23, 1968, the Carol P. Golan Insurance Trust dated November 7, 1977, and the Carol P. Golan QTIP Trust dated April 18, 1995. The number of shares beneficially owned by Mr. Golan includes the right to acquire 64,642 shares pursuant to Class A Warrants beneficially owned by Mr. Golan.

The following table sets forth share ownership information as of March 1, 1997, with respect to (i) each director and named executive officer of GIFH who beneficially owns Common Stock, including Common Stock owned in the form of Units, and (ii) all directors and named executive officers of GIFH as a group. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. Percentage ownership is calculated based on 2,344,303 outstanding shares.

Security Ownership of Management*

Name and Address                                          Number of
of Beneficial Owner                Shares           Percent of Class
L. McRee Harden(1)                                     19,385          0.8%
   P.O. Box 2369
   Darien, Georgia  31305

Michael D. Hodges(2)                                    38,764           1.6%
   207 Dunbarton Drive
   St. Simons Island, Georgia 31522

Russell C. Jacobs, Jr.(3)                              16,763           0.7%
   308 Oak Grove Island Drive
   Brunswick, Georgia  31525

Gregory S. Junkin(4)                                   105,653          4.5%
   200 Plantation Chase
   St. Simons Island, Georgia  31522

C. Kermit Keenum(5)                                         16,545     0.7%
   100 Old Mountain Road
   Powder Springs, Georgia  30073

Paul D. Lockyer(6)                                    21,058          0.9%
   311 Dunbarton Drive
   St. Simons Island, Georgia  31522

Jimmy D. Veal(7)                                     81,898           3.5%
   711 Beachview Drive
   Jekyll Island, Georgia  31527

J. Thomas Whelchel(8)                               31,740             1.4%
   5 Glynn Avenue
   Brunswick, Georgia  31520

All directors and executive                        331,806           13.8%
   officers as a group
   (8 persons)

*Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Act. Under such rule, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) Includes 1,250 shares owned by his wife for which he disclaims beneficial ownership. Also includes the right to acquire 1,385 shares pursuant to vested options.

(2)Includes the right to acquire 30,124 shares pursuant to vested options.

(3)Includes the right to acquire 1,263 shares pursuant to vested options.

(4)Includes the right to acquire 4,044 shares pursuant to Class A Warrants, and 1,500 shares pursuant to vested options.

(5)Includes the right to acquire 1,045 shares pursuant to vested options.

(6)Includes the right to acquire 1,458 shares pursuant to vested options.

(7)Includes 9,125 shares owned as custodian for his son, Daniel D. Veal, 9,125 shares owned as custodian for his son, Zachary T. Veal, both under the Uniform Gifts to Minors Act, and 1,958 shares pursuant to vested options.

(8)Includes 25 shares owned by Mr Whelchel's daughter for which he disclaims beneficial ownership, and 1,390 shares pursuant to vested options.


Item 12.Certain Relationships and Related Transactions.

During 1996, the Bank loaned funds to certain of GIFH's executive officers and directors or to businesses in which such persons had an interest. All such loans were: (a) in the ordinary course of business, (b) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

On February 19, 1996, GIFH acquired Unit Number 200 of Plantation Chase Condominium, a two-story, free standing, brick building containing approximately 5,200 square feet of space (the "Building"), from 200 Plantation Chase Company, a Georgia general partnership in which Gregory S. Junkin, Chairman of the Board and Chief Executive Officer of GIFH, was a 33 percent partner, for a purchase price of $350,000 (the "Purchase Transaction"). In accordance with the terms of Section 14-2-862 of the Georgia Business Corporation Code (O.C.G.A. Section 14-2-862), relating to conflict of interest transactions, GIFH received authorization to engage in the Purchase Transaction by the unanimous vote of all of the uninterested directors of GIFH at a meeting of the Board of Directors on September 16, 1995. Board approval of the Purchase Transaction was contingent upon GIFH obtaining an appraisal of the Building from an independent certified appraiser in the amount of at least $350,000. Prior to the closing of the Purchase Transaction, GIFH received a written appraisal indicating that the market value of the Building as of December 10, 1995 was $355,000.


Item 13.Exhibits List and Reports on Form 8-K.

A.Exhibits Required Under Item 601 of Regulation S-B.

     Exhibit No.                   Description

3(a)Restatement and Amendment of the Articles of Incorporation of GIFH, effective August 24, 1995 (filed as Exhibit 3.(i) to GIFH's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

3(b)Bylaws of GIFH (filed as Exhibit 3.(ii) to GIFH's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File No. 33-19735- A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(a)Loan and Security Agreement dated March 14, 1995, between BankAmerica Business Credit, Inc. and First Credit Service Corporation (filed as Exhibit 10(b) to GIFH's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10(b)The Golden Isles Financial Holdings, Inc. 1991 Incentive Stock Option Plan and The Golden Isles Financial Holdings, Inc. 1991 Nonstatutory Stock Option Plan (filed as Exhibit 10(a) to GIFH's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1994 and incorporated herein by reference).

10(c)Stock Option Agreement Under Golden Isles Financial Holdings, Inc. 1991 Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated February 22, 1994, between Golden Isles Financial Holdings, Inc. and Paul D. Lockyer (filed as Exhibit 10(e) to GIFH's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10(d)Stock Option Agreement Under Golden Isles Financial Holdings, Inc. 1991 Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated February 22, 1994, between Golden Isles Financial Holdings, Inc. and Michael
D. Hodges (filed as Exhibit 10(f) to GIFH's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10(e)Stock Option Agreement Under Golden Isles Financial Holdings, Inc. 1991 Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated January 28, 1993, between Golden Isles Financial Holdings, Inc. and Paul D. Lockyer (filed as Exhibit 10(g) to the Registrant's Annual Report on
Form 10-KSB (File Number 33-19735-A), filed with the Commission on
March 31, 1995
2and incorporated herein by reference).

10(f)Stock Option Agreement Under Golden Isles Financial Holdings, Inc. 1991 Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated January 28, 1993, between Golden Isles Financial Holdings, Inc. and Michael
D. Hodges (filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10(g)Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan (filed as
Exhibit 10.(i)to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(h)Form of Option Agreement, dated July 25, 1995, entered into between GIFH and each of Paul D. Lockyer and Michael D. Hodges (filed as Exhibit 10.(iii) to the Registrant"s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(i) Employment Agreement between the Bank and Paul D. Lockyer by letter dated June 5, 1992 (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (File Number 33-77822), filed with the Commission on May 27, 1994 and incorporated herein by reference).

10(j)Employment Agreement between the Bank and Michael D. Hodges by letter dated June 5, 1992 (filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10(k)Form of Restricted Stock Grant Agreement, dated July 25, 1995, entered into between the Company and each of its directors and named executive officers (filed as Exhibit 10.(ii)to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File No. 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

10(l)Sales Contract dated November 29, 1995 between 200 Plantation Chase Company, a Georgia general partnership, and the Registrant filed as Exhibit 10(l) to the Registrant's Annual Report on Form 10-KSB
(File Number 33-19735-A), filed with the Commission on March 31, 1996 and incorporated herein by reference).

10(m)Loan Agreement dated March 29, 1997, between American Banking Company and Golden Isles Financial Holdings, Inc.

10(n)Employment Agreement between the Bank and Michael D. Hodges dated February 20, 1997.

21  Subsidiaries of GIFH.

27  Financial Data Schedule.

99(a)Amendment No. 2 to Registrant's Registration Statement on Form SB-2 (File No. 33- 77822), filed with the Commission on April 29, 1995, is incorporated herein by reference.

99(b)Text of Resolution adopted by Company's Board of Directors on December 9, 1996 (filed as Schedule 1 to Registrant's Definitive Proxy Statement dated February 17, 1997 (File No. 0-27448), and filed with the Commission on February 18, 1997, and incorporated herein by reference.


B.Reports on Form 8-K.

         Filing Date    Description of Items Reported      Date of Report

          10/31/96(1)   Other Events, Exhibits
                        (reporting change in management)        10/17/96

           1/9/97 (2)   Change in Registrant's Certifying
                        Accountant                              12/9/96


(1) This was amended by Form 8-K/A filed on November 22, 1996.
(2) This was amended by Form 8-K/A filed on January 27, 1997.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)

By:
                         J. Thomas Whelchel
                         Acting Chairman

Date:  March 31, 1997

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                Title                            Date

/s/J. Thomas Whelchel  Acting Chairman of the Board          March 31, 1997
J. Thomas Whelchel     of Board of Directors; Acting
                       Chief Executive Officer
                       (principal executive officer)

/s/L. McRee Harden           Director                  March 31, 1997
L. McRee Harden


/s/Michael D. Hodges        Director                  March 31, 1997
Michael D. Hodges


/s/Russell C. Jacobs, Jr.  Director                  March 31, 1997
Russell C. Jacobs, Jr.


/s/Gregory S. Junkin        Director                  March 31, 1997
Gregory S. Junkin


/s/Claude Kermit Keenum      Director                  March 31, 1997
Claude Kermit Keenum


                            Director                  March 31,1997
Paul D. Lockyer


/s/Jimmy D. Veal       Vice Chairman of the Board of
Jimmy D. Veal          Directors; Secretary and
                       Treasurer                 March 31, 1997

INDEX TO EXHIBITS



Exhibit                                                   Sequential
Number         Description                               Page Number

 10 (m)      Loan Agreement dated March 29, 1997
             between American Banking Company and
             Golden Isles Financial Holdings, Inc.

 10 (n)      Employment Agreement between the Bank and
             Michael D. Hodges dated February 20, 1997.


 21          Subsidiaries of GIFH

 27          Financial Data Schedule