Form 10QSB
period 1997-03-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1997-05-15
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997.

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

Common Stock, no par value per share:   2,344,303 shares issued
and outstanding as of May 8, 1997.

Transitional Small Business Disclosure Format:

Yes            No     X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets
                                      March 31,      December 31,
                                       1997             1996
ASSETS                               (Unaudited)       (Audited)
                                     ----------       ----------
Cash and due from banks             $ 2,583,655      $ 4,250,836
Federal funds sold                    3,750,000        8,640,000
                                     ----------        ---------
  Total cash and cash equivalents   $ 6,333,655      $12,890,836
Investment securities:
 Securities available-for-sale,
  at estimated market values         10,962,780        8,025,653
 Securities held-to-maturity
  (approximate estimated market
  value of $1,853,190 (03-31-97)
  and $2,031,272 (12-31-96))          1,881,480        2,053,844
Loans, net                           81,135,997       76,524,126
Loans held-for-sale                     397,091        6,323,719
Property and equipment, net           4,032,925        4,135,683
Other assets                          1,974,299        2,693,703
                                    -----------      -----------
  Total Assets                     $106,718,227     $112,647,564
                                    -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits     $  7,822,557      $ 7,153,576
 Interest bearing deposits           75,518,026       75,654,592
                                   ------------      -----------
  Total deposits                   $ 83,340,583      $82,808,168
                                   ------------      -----------
Notes payable                         9,294,145       14,135,473
Federal Home Loan Bank borrowings     3,055,143        4,444,643
Federal funds purchased                    - -             - -
Other liabilities                     1,249,552        1,510,105
                                   ------------      -----------
  Total Liabilities                $ 96,939,423     $102,898,389
                                   ------------      -----------

Commitments and contingencies

Shareholders' Equity:
 Common stock, no par value
  15 million shares authorized,
  2,344,303 shares issued and
  outstanding 3/31/97 and
  12/31/96.                        $  1,094,338      $ 1,094,338
Paid-in-capital                       9,990,876        9,972,568
Retained (deficit)                   (1,290,649)      (1,348,848)
Unrealized (loss) on fair value
 of securities available-for-sale       (15,761)          31,117
                                    -----------      -----------
  Total Shareholders' Equity       $  9,778,804      $ 9,749,175
                                    -----------      -----------
  Total Liabilities
   and Shareholders' Equity        $106,718,227     $112,647,564
                                    -----------      -----------

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)
                                            Three Months Ended
                                                 March 31,
                                            1997          1996
                                         ---------     ---------
Interest income                        $ 2,549,306    $2,260,540

Interest expense                         1,354,261     1,108,749
                                        ----------    ----------

Net interest income                    $ 1,195,045    $1,151,791

Provision for possible loan losses          (1,033)      163,701
                                        ----------    ----------

Net interest income after provision
 for possible loan losses              $ 1,196,078    $  988,090
                                        ----------    ----------

Other income:
 Fee income from mortgage subsidiary   $         0    $  362,419
 Other income                              541,512       207,232
                                        ----------    ----------
  Total other income                   $   541,512    $  569,651
                                        ----------    ----------

Salaries and benefits                  $   812,145    $  908,110
Depreciation and amortization               71,858        80,081
Regulatory fees and assessments             14,233         5,416
Supplies and printing                       40,353        46,581
Legal & professional                       149,214        36,375
Advertising                                 24,613        61,506
Other operating expenses                   479,226       442,414
                                        ----------    ----------
  Total operating expenses             $ 1,591,642    $1,580,483
                                        ----------    ----------

Net income/(loss) before taxes         $   145,948   $   (22,742)

Income taxes/(benefit)                      87,750        53,836
                                        ----------    ----------

Net income/(loss)                      $    58,198   $   (76,578)
                                        ----------    ----------
Income/(loss) per share                $      .025   $     (.030)
                                        ----------    ----------

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)
                                              Three Months Ended
                                                   March 31,
                                             1997          1996
                                          ---------    ----------
Cash flows from operating activities: $    544,055   $   395,866
                                          ---------    ----------
Cash flows from Investing Activities:
  (Incr)/Decr in loans held-for-sale  $  5,926,628   $(7,160,052)
     (Purch)/Sale of fixed assets           28,675      (760,113)
  (Increase) in loans                   (4,611,871)   (5,222,185)
  Securities - available-for-sale
   Maturity and paydowns                   588,231       664,576
   Sale of securities                         - -           - -
   Purchase of securities               (3,525,358)     (511,484)
  Securities - held-to-maturity
   Maturity and paydowns                   172,564        30,875
   Purchase of securities                     - -          - -
                                        ----------    -----------
Net cash used in investing activities $ (1,421,131)  $(12,958,383)
                                        ----------    -----------
Cash flows from Financing Activities:
  Incr/(Decr) in various borrowings   $ (6,230,828)  $  3,601,368

  Sale of stock/option amortization         18,308         18,808
  Increase in deposits                     532,415      7,303,744
                                       -----------     ----------
Cash provided from financing
     activities                       $ (5,680,105)  $ 10,923,920
                                       -----------     ----------

Net decrease in cash and cash
     equivalents                      $ (6,557,181)   $(1,638,597)
Cash and cash equivalents,
     beginning of period                12,890,836      8,577,228
                                       -----------     ----------
Cash and cash equivalents, end of
     period                           $  6,333,655    $ 6,938,631
                                       -----------     ----------
                                       -----------     ----------


Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1997

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1997

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1997

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1997

Net Income/(Loss) Per Share. Net income/(loss) per share was computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Income per share of $.025 for the three-month period ended March 31, 1997 may not be indicative of projected earnings/(losses) for the year ending December 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital

Golden Isles Financial Holdings, Inc., St. Simons Island, Georgia ("GIFH" or the "Company") was incorporated under the laws of the State of Georgia in 1987 for the purpose of becoming a holding company for its then proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the Bank). Upon commencement of the Bank's principal operations on July 2, 1990, GIFH acquired 100 percent of the Bank's voting stock by injecting $4.5 million into the Bank's capital accounts. Subsequently, an additional $1.1 million was injected into the Bank's capital accounts. Deposits at the Bank are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

In late 1993, GIFH formed two subsidiaries, First Credit Service Corporation, Brunswick, Georgia (FCC) and First Bank Mortgage Corporation, Brunswick, Georgia (FBMC). FCC engages in consumer finance and credit related insurance activities. FBMC ceased operations as of April 30,1997. From inception to March 31, 1997, GIFH injected $1,785,000 and $2,875,000 into the capital accounts of FCC and FBMC, respectively. GIFH owns 100 percent of the voting shares of the Bank, FCC and FBMC.

In the following discussion, unless any information is specifically identified as reflecting the financial condition of the Bank, FCC or FBMC, it is intended to reflect the financial condition of GIFH on a consolidated basis.

Total consolidated assets decreased by $5.9 million to $106.7 million during the three-month period ended March 31, 1997. The decrease was primarily due to the liquidation of loans and payoff of notes at FBMC.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1997 financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $6.3 million, representing 5.9% of total assets. Investment securities amounted to $12.8 million, representing 12.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

Effective March 29, 1997, the Company entered into a credit facility with American Banking Company, Moultrie, Georgia. Under the facility the Company will borrow (a) up to $3,500,000 as a term loan to be used for repayment of the line of credit from Southeastern Bank and (b) up to $1,000,000 as a revolving line of credit to be used for working capital. The interest rate with respect to both loans is .25% over the Suntrust Bank, Atlanta prime rate. The term loan calls for interest-only payments for the first 18 months and for quarterly principal and interest payments over five additional years, principal being repaid on the basis of a ten year amortization and semi annual payments of $175,000. The revolving line of credit matures after one year at which time the outstanding principal would be added to the term loan and amortized as part of such loan. The loans are secured by a pledge of the stock of the Bank owned by the Company.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                            Bank's        Minimum required by
                        March 31, 1997   regulatory authorities
                        --------------   ----------------------
Leverage ratio                7.6%             4.0%
Risk weighted ratio          11.2%             8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.6 percent is well above the required minimum.

Results of Operations

Net income for the three-month period ended March 31, 1997 amounted to $58,198, or $.025 per share. For the same period ended March 31,1996, net loss amounted to $(76,578), or $(.030) per share. The primary reason for the improvement was the closing of FBMC and improved earnings at the Bank. Operating expenses in the first quarter of 1997 remained close to the level of the previous year due to the inclusion of approximately $131,000 of certain expenses related to the March 11, 1997, Special Meeting of shareholders. It is anticipated that other additional expenses resulting from the Special Meeting may also be incurred in the second quarter of 1997. Several other items are of interest when compared to the results of the same three months of 1996.

A. The net interest yield, defined as net interest income divided by interest earning assets, has decreased from 6.2% for the three-month period ended March 31, 1996, to 4.9% for the three-month period ended March 31, 1997. This decrease is attributable to FBMC paying off all Prime + 2% warehouse loans at the Bank.

B. Net interest income which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,260,540 for the three-month period ending March 31,1996, to $2,549,306 for the same period one year later, representing an increase of $288,766, or 12.8%.


The loan loss reserve remained constant though there was loan growth, due to improvements in the conditions of adversely classified assets. The allowance for loan losses, as a percentage of gross loans decreased from 1.85% to 1.73% during the three-month period ended March 31, 1997. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

GIFH is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on GIFH's liquidity, capital resources, or results of operations.


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

       As of March 31, 1997, there are no new material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.        Changes in Securities.

       (a)  None

       (b)  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

       The response to this item is incorporated herein by reference to information appearing under the heading "Item 4.
Submission of Matters to Vote of Security Holders" in the Registrant's Form 10-KSB for the fiscal year ending December 31, 1996, filed on March 31, 1997.

Item 5.        Other Information.  None

Item 6.        Exhibits and Reports on Form 8-K.

       (a)  Exhibits


Exhibit No:    Description

 27            Financial Data Schedule

 (b)           Reports on Form 8-K


Filing Date    Description of Items Reported Date of Report

 1/9/97(1)     Change in Registrant's
               Certifying Accountant                   12/9/96

 3/13/97       Other Events, Exhibits                  3/13/97



(1)    This was amended by Form 8-K/A filed on January 27, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrants


Date:  May 15, 1997


By:    /s/ J. Thomas Whelchel
       J. Thomas Whelchel
       Acting Chairman of the Board of Directors
INDEX TO EXHIBITS

Exhibit                         Sequential
Number      Description                                   Page Number

  27        Financial Data Schedule       13