Form 10QSB
period 1997-06-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1997-08-14
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

----------------------------------

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997.


Commission File No. 0-27448



GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia                  58-1756713
(State of Incorporation) (I.R.S. Employer Identification No.)

3811 Frederica Road,
St. Simons Island, Georgia 31522
(Address of Principal Executive Offices)

(912) 638-0667
(Issuer's Telephone Number, Including Area Code)

200 Plantation Chase, St. Simons Island., Georgia 31522
     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


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

Common Stock, no par value per share:   2,344,303 shares issued and
outstanding as of July 18, 1996.

Transitional Small Business Disclosure Format:
Yes            No     X

<PART>

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                       June 30,        December 31,
                                        1997             1996
ASSETS                              (Unaudited)        (Audited)
Cash and due from banks            $  2,763,445     $  4,250,836
Federal funds sold                    4,760,000        8,640,000
                                    ------------      ----------
  Total cash and cash equivalents  $  7,523,445     $ 12,890,836
Investment securities:
 Securities available-for-sale,
  at estimated market values         14,978,625        8,025,653
 Securities held-to-maturity
  (approximate estimated market
  value of $1,673,029 (06-30-97)
  and $2,031,272 (12-31-96)           1,694,637        2,053,844
Loans, net                           82,268,693       76,524,126
Loans held-for-sale                     166,081        6,323,719
Property and equipment, net           3,924,438        4,135,683
Other assets                          2,110,645        2,693,703
                                     ----------       ----------

  Total Assets                     $112,666,564     $112,647,564
                                    -----------      -----------
                                    -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits     $  8,169,144      $ 7,153,576
 Interest bearing deposits           80,801,083       75,654,592
                                    -----------      -----------
  Total deposits                   $ 88,970,227      $82,808,168
                                    -----------      -----------

Notes payable                         9,368,204       14,135,473
Federal Home Loan Bank borrowings     3,387,007        4,444,643
Other liabilities                       976,461        1,510,105
                                    -----------      -----------
  Total Liabilities                $102,701,899     $102,898,389
                                    -----------      -----------

Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value
  15 million shares authorized,
  2,344,302 shares (06-30-97)
  2,344,302 (12-31-96) shares
  issued and outstanding           $  1,094,338      $ 1,094,338
Paid-in-capital                      10,006,471        9,972,568
Retained (deficit)                   (1,156,372)      (1,348,848)
Unrealized gain on fair value
 of securities available-for-sale        20,228          31,117
                                     ----------      -----------
  Total Shareholders' Equity       $  9,964,665      $ 9,749,175
                                    -----------      -----------
Total Liabilities and

Shareholders' Equity               $112,666,564     $112,647,564
                                    -----------      -----------
                                    -----------      -----------





Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)

                                            Three Months Ended
                                                 June 30,
                                            1997          1996

Interest income                        $ 2,634,599    $2,371,417

Interest expense                         1,337,446     1,207,838
                                        ----------     ---------
Net interest income                      1,297,153     1,163,579

Provision for possible loan losses         129,500       168,051
                                        ----------     ---------

Net interest income after provision
 for possible loan losses                1,167,653       995,528
                                        ----------     ---------

Other income:
 Fee income from mortgage subsidiary          --         485,820
 Other income                              470,605       293,349
                                        ----------     ---------

  Total other income                       470,605       779,169
                                        ----------     ---------
Salaries and benefits                      623,698     1,134,575
Depreciation and amortization              122,284        95,513
Regulatory fees and assessments             29,102         4,581
Supplies and printing                       31,117        59,669
Legal & professional                       140,090        44,606
Advertising                                 29,618        92,742
Other operating expenses                   491,945       429,882
                                        ----------     ---------
Total operating expenses                 1,467,854     1,861,568
                                        ----------     ---------
Net income/(loss) before taxes         $   170,404    $  (86,871)

Income taxes/(benefit)                      36,129       (17,126)
                                         ---------     ---------
Net income/(loss)                      $   134,275    $  (69,745)
                                         ---------     ---------
                                         ---------     ---------
Income/(loss) per share                $       .06    $     (.03)
                                         ---------     ---------
                                         ---------     ---------




Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)
                                           Six Months Ended
                                                June 30,
                                            1997          1996

Interest income                        $ 5,183,905    $4,631,957

Interest expense                         2,691,707     2,316,587
                                         ---------     ---------
Net interest income                      2,492,198     2,315,370

Provision for possible loan losses         193,100       331,752
                                         ---------     ---------
Net interest income after provision
 for possible loan losses              $ 2,299,098    $1,983,618
                                         ---------     ---------

Other income:
 Fee income from mortgage subsidiary   $     - -      $  848,239
 Other income                            1,012,117       500,581
                                         ---------     ---------
  Total other income                   $ 1,012,117    $1,348,820
                                         ---------     ---------
Salaries and benefits                  $ 1,435,843    $2,042,685
Depreciation and amortization              194,142       175,594
Regulatory fees and assessments             43,335         9,997
Supplies and printing                       71,470       106,250
Legal & professional                       289,304        80,981
Advertising                                 54,231       154,248
Other operating expenses                   906,538       872,296
                                         ---------    ----------
  Total operating expenses               2,994,863     3,442,051
                                         ---------    ----------
Net income\(loss) before taxes             316,352      (109,613)

Income taxes                               123,876        36,710
                                         ---------    ----------
Net income\(loss)                      $   192,476   $  (146,323)
                                         ---------    ----------
                                         ---------    ----------
Income\(loss) per share                $       .08   $      (.06)
                                         ---------    ----------
                                         ---------    ----------



Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)
                                              Six Months Ended
                                                  June 30,
                                             1997            1996

Cash flows from operating activities: $    603,014     $    660,682
                                         ----------     -----------

Cash flows from Investing Activities:
  (Incr)/decr in loans held-for-sale  $  6,157,638     $ (4,676,931)
  (Purch)/Sale of fixed assets              43,221       (1,209,045)
  (Increase) in loans                   (5,937,667)     (15,165,620)
  Securities - available-for-sale
   Maturity and paydowns                   540,807        1,724,521
   Sale of securities                      500,000            - -
   Purchase of securities               (8,004,668)      (2,506,480)
  Securities - held-to-maturity
   Purchase of securities                     - -              - -
   Maturity and paydowns                   359,207           94,431
                                         ---------     ------------
Net cash used in investing activities $( 6,341,462)    $(21,739,124)
                                         ---------     ------------

Cash flows from Financing Activities:
  Increase in federal funds purchased $      - -       $       - -
  Incr/(decr) in various borrowings     (5,824,905)      18,648,755
  Sale of stock/option amortization         33,903           86,894
  Increase in deposits                   6,162,059        3,661,574
                                         ---------       ----------
Cash provided from financing
      activities                      $    371,057     $ 22,397,223
                                         ---------       ----------
Net decrease in cash and cash
      equivalents                     $ (5,367,391)    $  1,318,781
Cash and cash equivalents,
 beginning of period                    12,890,836        8,577,228
                                        ----------       ----------
Cash and cash equivalents, end of
      period                          $  7,523,445     $  9,896,009
                                         ---------       ----------
                                         ---------       ----------




Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1997

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1997

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

GIFH adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan, (SFAS 114) on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that GIFH will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally on the present value of expected future cash flows discounted at the historical effective interest rate. All collateral-dependent loans, however, are measured for impairment based on the fair value of the

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1997

collateral. The adoption of SFAS 114 resulted in no change to the allowance for credit losses at January 1, 1995.

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

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1997


and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

Net Income/(Loss) Per Share. Net income/(loss) per share was computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Income per share of $.08 for the six-month period ended June 30, 1997 may not be indicative of projected earnings/(losses) for the year ending December 31, 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital

Golden Isles Financial Holdings, Inc., St. Simons Island, Georgia
(GIFH) was incorporated under the laws of the State of Georgia in 1987 as a holding company for a proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the Bank). Upon commencement of the Bank's principal operations on July 2, 1990, GIFH acquired 100 percent of the Bank's voting stock by injecting $4.5 million into the Bank's capital accounts. Subsequently, an additional $1.1 million was injected into the Bank's capital accounts. Deposits at the Bank are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

In late 1993, GIFH formed two additional subsidiaries, First Credit Service Corporation, Brunswick, Georgia (FCC) and First Bank Mortgage Corporation, Brunswick, Georgia (FBMC). FCC engages in consumer finance and credit related insurance activities. FBMC ceased operations as of April 30, 1997. From inception to June 30, 1997, GIFH injected $1,785,000 and $2,875,000 into the capital accounts of FCC and FBMC, respectively. GIFH owns 100 percent of the voting shares of the Bank, FCC and FBMC.

In the following discussion, unless any information is specifically identified as reflecting the financial condition of the Bank, FCC or FBMC, it is intended to reflect the financial condition of GIFH on a consolidated basis.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30,1997, financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $7.5 million, representing 6.7% of total assets. Investment securities amounted to $16.6 million, representing 14.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1997, total deposits increased from $82.8 million to $89.0 million, representing an increase of 7.5%. Borrowings, have declined by $5.8 million since December 31, 1996, mainly due to the pay-off of FBMC's warehouse line. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

Effective March 29, 1997, the Company entered into a credit facility with American Banking Company, Moultrie, Georgia. Under the facility the Company borrowed $3,500,000 as a term loan to be used for repayment of the line of credit at Southeastern Bank, and has up to $1,000,000 as a revolving line of credit to be used for working capital. The interest rate with respect to both loans is
 .25% over the Sun Trust Bank, Atlanta prime rate. The term loan calls for interest only payments over five additional years, principal being repaid on the basis of a ten year amortization and semi-annual payments of $175,000. The revolving line of credit matures after one year at which time the outstanding principal would be added to the term loan and amortized as part of such loan. The loans are secured by a pledge of the stock of the Bank owned by the Company.

On July 7, 1997, the Company sold its headquarters at 200
Plantation Chase, St. Simons Island, and moved its offices to the second floor of the Bank branch on St. Simons Island. Proceeds from the sale were used to pay off the note on the property.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                            Bank's        Minimum required by
                        June 30, 1997   regulatory authorities

Leverage ratio                7.7%             4.0%
Risk weighted ratio          11.7%             8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.7 percent is well above the required minimum.

Results of Operations

Net income for the six-month period ended June 30, 1997 amounted to $192,476, or $.08 per share. For the six-month period ended June 30, 1996 net loss amounted to $(146,323), or $(.06) per share. The primary reason for the increase in earnings is attributed to the closing of FBMC and improved earnings at the Bank. FCC was also profitable for the second quarter of 1997. Operating expenses for the first half of 1997 were almost $450,000 less than the same period of 1996. Salaries and benefits were down 30% from the same time last year. Legal, professional and other expenses were higher due to the inclusion of costs related
to the March 11, 1997, Special Meeting of Shareholders.   Several
other items are of interest when compared to the results of the same six months of 1996.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,315,370 for the six-month period ended June 30, 1996 to $2,492,198 for the same period one year later, representing an increase of $176,828, or 7.6%. This increase was attained because total interest earning assets increased from $86.8 million at June 30,1996, to $104.4 million at June 30,1997.

b. The net interest yield, defined as net interest income divided by interest earning assets, has decreased from 5.3% for the six-month period ended June 30,1996, to 4.8% for the six-month period ended June 30, 1997. This decrease is attributable to the liquidation of the FBMC Prime + 2% warehouse portfolio at the Bank.

c. Other income for the six-month period ended June 30, 1997 and 1996 amounted to $1,102,117 and $1,348,820 respectively. The decrease in other income is due primarily to the loss of fee income and other charges that were earned through FBMC.

d. Operating expenses for the six-month period ended June 30, 1997 and 1996 amounted to $2,994,863 and $3,442,051 respectively, representing a decrease of $447,188, or 13%. Operating expenses represented an annualized 5.3% and 6.1% of total assets as of June 30, 1997 and 1996, respectively. As noted above, the first half of 1997 operating expenses include one time costs associated with the March 11, 1997, Special Meeting.

e. The provision for loan losses increased from $1,010,294 for the six-month period ended June 30, 1996 to $1,476,576 for the six-month period ended June 30, 1997. The allowance for loan losses as a percentage of gross loans increased to 1.8% from 1.4% this same time last year. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

For the three-month period ended June 30, 1997, net income amounted to $134,275, or $.06 per share. For the same period, one year earlier, net loss amounted to $(69,745), or $(.03) per share. A year to date tax benefit of $196,850 has been booked through June 1997. If earnings continue to exceed losses, some or all of the benefit could be reversed.

GIFH is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on GIFH's liquidity, capital resources, or results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of June 30, 1997, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         (a)  None.

         (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Stockholders was held on June 23, 1997, at which the election of the Board of Directors was submitted to a vote of security holders. The results of the election were as follows:

                                                       BROKER
                                       WITH  ABSTEN-   NON-
NOMINEE               FOR    AGAINST   HELD   TIONS    VOTES

C. Ray Acosta       1,375,226 46,064    492   20,087    -0-
James M. Fiveash    1,375,226 46,064    492   20,087    -0-
L. McRee Harden     1,375,226 46,064     20   20,087    -0-
Michael D. Hodges   1,375,226 46,064    250   20,087    -0-
Russell C.
  Jacobs, Jr.       1,375,226 46,064      0   20,087    -0-
C. Kermit Keenum    1,375,226 46,064    250   20,087    -0-
Jimmy D. Veal       1,375,226 46,064      0   20,087    -0-
J. Thomas
  Whelchel          1,375,226 46,064    458   20,087    -0-

Item 5.  Other Information. - None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit No:  Description

              27   Financial Data Schedule

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date: August 14, 1997



By:   /s/  J.  Thomas Whelchel
      J. Thomas Whelchel
      Chairman

INDEX TO EXHIBITS

Exhibit                                                   Sequential
Number      Description                                   Page Number

  27       Financial Data Schedule                            18