Form 10QSB
period 1997-09-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1997-11-12
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.

Commission File No. 0-27448

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia                       58-1756713
(State of Incorporation) (I.R.S. Employer Identification No.)

3811 Frederica Road, St. Simons Island, Georgia 31522
(Address of Principal Executive Offices)

(912) 638-0667
(Issuer's Telephone Number, Including Area Code)

200 Plantation Chase, St. Simons Island, Georgia  31522
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

Common Stock, no par value per share:   2,344,302 shares issued and
outstanding as of October 31, 1996.

Transitional Small Business Disclosure Format:
Yes                 No  X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets         September 30,    December 31,
                                        1997             1996
ASSETS                              (Unaudited)        (Audited)
Cash and due from banks            $  4,795,442     $  4,250,836
Federal funds sold                    1,710,000        8,640,000
                                    ___________      ___________

  Total cash and cash equivalents  $  6,505,442     $ 12,890,836

Investment securities:
 Securities available-for-sale,
  at estimated market values         15,575,819        8,025,653
 Securities held-to-maturity
  (approximate estimated market
  value of $1,497,598 (09-30-97)
  and $2,031,272 (12-31-96)           1,510,460        2,053,844
Loans, net                           85,094,276       76,524,126
Loans held-for-sale                     337,011        6,323,719
Property and equipment, net           3,303,929        4,135,683
Other assets                          2,542,013        2,693,703
                                      _________        _________

  Total Assets                     $114,868,950     $112,647,564
                                    ___________      ___________

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits     $  8,569,419      $ 7,153,576
 Interest bearing deposits           81,076,668       75,654,592
                                     __________       __________

  Total deposits                   $ 89,646,087      $82,808,168
                                     __________       __________

Notes payable                         9,367,458       14,135,473
Federal Home Loan Bank borrowings     4,095,507        4,444,643
Other liabilities                     1,642,682        1,510,105
                                      _________        _________

  Total Liabilities                $104,751,734     $102,898,389
                                    ___________      ____________

Commitments and contingencies
Shareholders' Equity:

 Common stock, no par value
  15 million shares authorized,
  2,344,302 shares issued and
  outstanding                      $  1,094,338      $ 1,094,338
Paid-in-capital                       9,959,245        9,972,568
Retained (deficit)                   (1,000,377)      (1,348,848)
Unrealized gain on fair value
 of securities available-for-sale        64,010           31,117
                                         ______           ______

  Total Shareholders' Equity       $ 10,117,216      $ 9,749,175
                                     __________        _________

  Total Liabilities and
     Shareholders' Equity         $114,868,950     $112,647,564
                                    ___________      ___________



Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)
                                            Three Months Ended
                                               September 30,
                                            1997          1996

Interest income                        $ 2,833,365    $2,824,377

Interest expense                         1,367,221     1,187,612
                                         _________    __________

Net interest income                      1,466,144     1,636,765

Provision for possible loan losses         239,800       255,933
                                          ________       _______
Net interest income after provision
 for possible loan losses                1,226,344     1,380,832
                                         _________     _________
Other income:
Fee income from mortgage subsidiary          --         230,662
Other income                              217,176        39,705
                                          ________       _______
 Total other income                       217,176       270,367
                                           _______       _______

Salaries and benefits                      740,694     1,144,284
Depreciation and amortization              108,465       106,313
Regulatory fees and assessments             10,444         1,751
Supplies and printing                       28,089        50,137
Legal & professional                        38,399        86,680
Advertising                                 24,515        71,434
Other operating expenses                   240,161       495,501
                                          ________       _______

  Total operating expenses               1,190,767     1,956,100
                                         _________      _________

Net income/(loss) before taxes         $   252,753    $ (304,901)
Income taxes/(benefit)                      96,756       (24,459)
                                            ______       _______

Net income/(loss)                      $   155,997    $ (280,442)
                                           _______       _______
                                           _______       _______

Income/(loss) per share                $       .07    $     (.12)
                                               ___          _____
                                               ___          _____


Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Income Statements
(Unaudited)
                                           Nine Months Ended
                                             September 30,
                                            1997          1996

Interest and fee income                $ 8,316,596    $7,456,334
Interest expense                         4,058,928     3,504,199
                                         _________     _________

Net interest income                      4,257,668     3,952,135
Provision for possible loan losses         432,900       587,685
                                           _______       _______

Net interest income after provision
 for possible loan losses              $ 3,824,768    $3,364,450
                                         _________    __________
Other income:
 Fee income from mortgage subsidiary   $     - -      $1,078,901
 Other income                              929,967       540,286
                                         _________       _______

  Total other income                   $   929,967    $1,619,187
                                         __________    _________

Salaries and benefits                  $ 2,176,537    $3,186,969
Depreciation and amortization              302,607       281,907
Regulatory fees and assessments             53,779        11,748
Supplies and printing                       99,559       156,387
Legal & professional                       327,703       167,661
Advertising                                 78,746       225,682
Other operating expenses                 1,146,699     1,367,797
                                         _________     _________

  Total operating expenses               4,185,630     5,398,151
                                         _________     _________

Net income\(loss) before taxes             569,105      (414,514)
Income taxes\(benefit)                     220,632        12,251
                                           _______        ______

Net income\(loss)                       $  348,473   $  (426,765)
                                           _______      _________
                                           _______      _________

Income\(loss) per share                        .15   $      (.18)
                                               ___          _____
                                               ___          _____
Refer to notes to the financial satements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)
                                              Nine Months Ended
                                                September 30,
                                                1997            1996

Cash flows from operating activities: $    507,394     $    467,075
                                           _______          _______
Cash flows from Investing Activities:
  (Incr)/decr in loans held-for-sale  $  5,986,708     $    421,237
  (Purch)/Sale of fixed assets             942,146       (1,397,936)
  (Increase) in loans                   (8,522,305)     (19,831,828)
  Securities - available-for-sale
   Maturity and paydowns                 1,004,237        2,024,521
   Sale of securities                      500,000            - -
   Purchase of securities               (9,054,403)      (3,020,143)
  Securities - held-to-maturity
   Purchase of securities                     - -              - -
   Maturity and paydowns                   543,384          157,844
                                           _______          _______

Net cash used in investing activities $( 8,600,233)    $(21,646,305)
                                       ____________     ____________
Cash flows from Financing Activities:
  Increase in federal funds purchased $      - -       $    160,000
  Incr/(decr) in various borrowings     (5,117,151)      10,154,027
  Sale of stock/option amortization        (13,323)         103,802
  Increase in deposits                   6,837,919        6,392,917
                                         _________        _________
Cash provided from financing
      activities                     $  1,707,445     $ 16,810,746
                                         _________       __________
Net decrease in cash and cash
      equivalents                    $ (6,385,394)     $(4,368,484)
Cash and cash equivalents,
 beginning of period                    12,890,836       8,577,228
                                       ___________       _________
Cash and cash equivalents, end of
            period                   $   6,505,442     $ 4,208,744
                                        ___________       _________
                                        ___________       _________



Refer to notes to the financial statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1997

Note 1 - Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.

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




Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1997


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




Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1997


Net Income/(Loss) Per Share. Net income/(loss) per share was computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Income per share of $.15 for the nine-month period ended September 30, 1997 may not be indicative of projected earnings/(losses) for the year ending December 31, 1997.

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

In late 1993, GIFH formed two additional subsidiaries, First Credit Service Corporation, Brunswick, Georgia ("FCC") and First Bank Mortgage Corporation, Brunswick, Georgia ("FBMC"). FCC engages in consumer finance and credit related insurance activities. FBMC ceased operations as of April 30, 1997. From inception to September 30, 1997, GIFH injected $2,085,000 and $2,875,000 into the capital accounts of FCC and FBMC, respectively. GIFH owns 100 percent of the voting shares of the Bank, FCC and FBMC.

In the following discussion, unless any information is specifically identified as reflecting the financial condition of the Bank, FCC or FBMC, it is intended to reflect the financial condition of GIFH on a consolidated basis.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30,1997, financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $6.5 million, representing 5.7% of total assets. Investment securities amounted to $17.1 million, representing 14.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1997, total deposits increased from $82.8 million to $89.6 million, representing an increase of 8.2%. Borrowings, have decreased by $5.1 million since December 31, 1996, mainly due to the pay-off of FBMC's warehouse line. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

Effective March 29, 1997, the Company entered into a credit facility with American Banking Company, Moultrie, Georgia. Under the facility the Company borrowed $3,500,000 as a term loan to be used for repayment of the line of credit at Southeastern Bank, and has up to $1,000,000 as a revolving line of credit to be used for working capital. The interest rate with respect to both loans is
 .25% over the SunTrust Bank, Atlanta prime rate. The term loan calls for interest only payments for the first 18 months and for quarterly principal and interest payments over five additional years, principal being repaid on the basis of a ten year amortization and semi-annual payments of $175,000. The revolving line of credit matures after one year at which time the outstanding principal would be added to the term loan and amortized as part of such loan. The loans are secured by a pledge of the stock of the Bank owned by the Company.

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

                            Bank's        Minimum required by
                        Sept. 30, 1997   regulatory authorities
Leverage ratio                7.9%             4.0%
Risk weighted ratio          11.9%             8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.9 percent is well above the required minimum.

Results of Operations

Net income for the nine-month period ended September 30, 1997 amounted to $348,473, or $.15 per share. For the nine-month period ended September 30, 1996 net loss amounted to $(426,765), or $(.18) per share. The primary reason for the increase in earnings is attributed to the closing of FBMC and improved earnings at the Bank and FCC, which was profitable for the second and third quarters of 1997. Operating expenses for the first nine months of 1997 were $1,212,521 less than the same period of 1996. Salaries and benefits were down 31.5% from the same time last year. Legal, professional and other expenses were higher due to the inclusion of costs related to the March 11, 1997, Special
Meeting of Shareholders.   Several other items are of interest
when compared to the results of the same nine months of 1996.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $3,952,135 for the nine-month period ended September 30, 1996 to $4,257,668 for the same period one year later,
     representing an increase of   $305,533, or 7.7%.  This
     increase was attained because total interest earning assets increased from $86.7 million at September 30,1996, to $104.4 million at September 30,1997.

b. The net interest margin, defined as net interest income divided by interest earning assets, has decreased from 6.1% for the nine-month period ended September 30,1996, to 5.4% for the nine-month period ended September 30, 1997. This decrease is attributable to the liquidation of the FBMC Prime + 2% warehouse portfolio at the Bank.

c. Other income for the nine-month period ended September 30, 1997 and 1996 amounted to $929,967 and $1,619,187 respectively. The decrease in other income is due primarily to the loss of fee income and other charges that were earned through FBMC.

d. Operating expenses for the nine-month period ended September 30, 1997 and 1996 amounted to $4,185,630 and $5,398,151 respectively, representing a decrease of $1,212,521, or 22%. Operating expenses represented an annualized 4.9% and 7.0% of total assets as of September 30, 1997 and 1996, respectively. As noted above, year to date 1997 operating expenses include one time costs associated with the March 11, 1997, Special Meeting.

e. The provision for loan losses was $587,685 for the nine-month period ended September 30, 1996 and $432,900 for the nine-month period ended September 30, 1997. The allowance for loan losses as a percentage of gross loans is 1.8%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

For the three-month period ended September 30, 1997, net income amounted to $155,997 or $.07 per share. For the same period, one year earlier, net loss amounted to $(280,442), or $(.12) per share.
GIFH is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on GIFH's liquidity, capital resources, or results of operations.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of September 30, 1997, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter has been submitted to a vote of security holders during the quarter ended September 30, 1997.


Item 5.        Other Information. - None

Item 6.        Exhibits and Reports on Form 8-K.

      (a)  Exhibits

           Exhibit No:  Description

           27   Financial Data Schedule

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September
           30, 1997.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date: November 6, 1997



By:
    J. Thomas Whelchel
    Chairman


INDEX TO EXHIBITS

Exhibit                             Sequential
Number      Description             Page Number

  27       Financial Data Schedule       16