Form 10KSB40
period 1997-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1998-03-30
CIK 828749

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

                         Commission File Number 0-27448

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                              A Georgia Corporation
                  (IRS Employer Identification No. 58-1756713)
                               3811 Frederica Road
                        St. Simons Island, Georgia 31522
                                 (912) 638-0667

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

Yes   X    No
     ---      ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for the fiscal year ended December 31, 1997 were $12,229,077.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 19, 1998, including Common Stock held in the form of Units, was $18,740,550. The aggregate market value of the Common Stock held by nonaffiliates was computed by reference to the fair market value of $9.38 per share of the Company's Common Stock as of March 19, 1998, as reported on NASDAQ, on which the Company's Common Stock and Units are traded. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 17, 1998, including Common Stock held in the form of Units: 2,313,645 shares of no par value Common Stock, of which 889,909 shares are held in the form of Units with Class A Warrants.

Transitional Small Business Disclosure Format:

Yes         No   X
     ---        ---

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement dated February 17, 1997, as filed with the SEC by the Company, is incorporated by reference into Part I, Item 4 of this Report.

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

PART I

Item 1.  Description of Business

A.   Business Overview.

Golden Isles Financial Holdings, Inc. (the "Company" or "GIFH") was incorporated under the laws of the State of Georgia on September 8, 1987, but conducted only organizational activities until its initial public offering closed on January 31, 1990. Upon the approval of its application by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), the Company became a bank holding company. The Company used the proceeds of the offering to acquire all of the capital stock of The First Bank of Brunswick (the "Bank"), a de novo bank chartered by the State of Georgia.

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

In September, 1993, the Company received approval from the Federal Reserve to establish and operate First Bank Mortgage Corporation ("FBMC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing mortgage loans. On January 1, 1996, FBMC had offices in St. Simons Island, Georgia, Savannah (Chatham County), Georgia and Blairsville (Union County), Georgia. In January 1996, FBMC opened a fourth office in Memphis, Tennessee. Until 1996, FBMC engaged in various aspects of the mortgage loan business. As discussed below, in the second half of 1996, the Company decided to eliminate certain aspects of FBMC's business and incorporate the remaining function within the real estate lending function of the Bank. As of December 31, 1996, FBMC had only two offices, on St. Simons Island, Georgia and in Memphis, Tennessee. The Memphis office closed on March 1, 1997. The St. Simons Island office closed in April, 1997. Although the Company has not yet completed its restructuring of its mortgage banking activities, it has suspended the operations of FBMC until the mortgage banking activities are reorganized within the Bank. See below "B. Business Operations."

In September, 1993, the Company received approval from the Federal Reserve Board to establish and operate First Credit Service Corporation ("FCC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing consumer loans, as well as offering credit-related insurance on such loans. FCC has, since then, engaged in the consumer loan business. As of December 31, 1996, FCC had six Georgia offices, in Brunswick, Kingsland, Savannah, Waycross, Martinez, and Garden City. The Waycross and Garden City offices of FCC, however, were closed respectively, in December and September, 1997, and FCC has continued to conduct its operations from its Brunswick, Savannah, Martinez, and Kingsland, Georgia, offices.

Beginning May 31, 1994, the Company conducted a secondary public offering of securities (the "Secondary Offering") pursuant to which GIFH offered for sale a minimum of 769,832 and a maximum of 1,538,462 units (the "Units") at a price of $6.50 per Unit. Each Unit consists of one share of Common Stock of GIFH and one non-detachable Class A Warrant to purchase one share of the Common Stock. Each Class A Warrant expires on May 31, 1998, and entitles the holder to purchase an additional share of the Common Stock at a price of $7.25 if exercised on or before May 31, 1996, $8.25 if exercised on or before May 31, 1997, and $9.50 if exercised on or before May 31, 1998. The Secondary Offering closed as of March 31, 1995. GIFH accepted subscriptions for a total of 897,230 Units, and received total proceeds in connection with such subscriptions amounting to $5,831,995. The proceeds were held in escrow until May 11, 1995, when $5,500,000 was released from escrow to GIFH. The balance of the proceeds held in escrow was released to GIFH on July 25, 1995. In 1996, the Company received $53,077 pursuant to the exercise of 7,321 Class A warrants at $7.25 per share. In 1997, no Class A warrants were exercised, so the Company received no money therefrom.

B.   Business Operations.

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

The Bank and FCC derive many of their customers from and conduct a significant portion of their business transactions within a primary service area encompassing the mainland of Glynn County, St. Simons Island and Camden County, Georgia. The population of Glynn County was 61,807 in 1987,64,737 in 1990 and is projected to reach 74,546 by the year 2000. Total dwelling units are expected to increase from 24,085 in 1987 to 31,182 in the year 2000. The population of Camden County was 30,167 in 1990 and is projected to approach 42,000 by the year 2000. The area includes well-known resort, retirement and convention destinations, with local industry oriented towards tourism and leisure activities. In addition, the economy of Glynn County is fairly diversified, the top five industries ranked by total employment being: a pulp mill, seafood processing, restaurants, hotel/motels and chemical processing. The economy of Camden County is also fairly diversified, the top five industries ranked by total employment being: paper and allied products, food products, chemicals and related products, lumber and wood products and apparel. In addition, the U.S. Navy has a major base at Kings Bay in Camden County, which serves as the home port of nuclear submarines and related vessels. The local economy is also supported by the Federal Law Enforcement Training Center (the "Center") in Brunswick, which processed approximately 19,350 law enforcement officers in 1996. The Center employs approximately 1,600 people.

Management expects the relatively high level of growth and commercial activity in Glynn County and Camden County to continue, providing a favorable environment for the Company's operating subsidiaries. However, there is no assurance that population growth and ongoing economic development will continue, or that the subsidiaries will be able to exploit the growth and development profitably.

The Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions. As of June 30, 1997, there were a total of 10 FDIC-insured institutions operating in the Glynn and Camden County markets. Management estimates that as of June 30, 1997, FDIC-insured deposits in Glynn and Camden Counties totaled approximately $1.026 billion, with the Bank having approximately 8.77% of such deposits.

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

First Bank Mortgage Corporation (FBMC)

In September, 1993, the Company received approval from the Federal Reserve to establish and operate FBMC to engage in originating, making, acquiring and servicing mortgage loans. From its inception in September 1993, FBMC engaged in various aspects of the mortgage business, including retail and equity mortgage lending, correspondent banking, and, beginning in 1995, warehouse lending. The mortgage lending line of business consists of originating and underwriting mortgage loans to individuals with good credit histories (retail mortgage lending) or substandard credit histories (equity mortgage lending). With respect to its retail mortgage lending business, FBMC would act as a broker and originate and underwrite a mortgage loan for another lender. FBMC would not use its own funds for these loans and would derive fee income only. The correspondent banking operation is similar to the mortgage banking operation, except that instead of originating loans itself, FBMC would purchase mortgage loans originated by various rural banks in southern states such as Georgia, Arkansas, Tennessee and North Carolina. The warehouse lending operation consisted of providing a line of credit to other mortgage lenders, who actually originated the loans to individual borrowers. FBMC would lend money to mortgage lenders who generally sell in the secondary market the mortgage loans they originated, and then would repay FBMC from the proceeds of these sales. FBMC discontinued its warehouse credit line of business in the third quarter of 1996, its equity mortgage lending business in the fourth quarter of 1996, and was in the process of discontinuing its correspondent banking lines of business as of December 31, 1996.

As indicated above, management decided that the Company's remaining mortgage lending operation (i.e., retail mortgage lending) could be handled more efficiently and inexpensively within the framework of the Bank. As a result, the Company's remaining mortgage function was shifted to the Bank and FBMC ceased to function as an operating subsidiary. The Company anticipates that for the foreseeable future, the Bank will act strictly as a broker of mortgage loans with funds provided by other lenders. The Bank may in the future commit its own capital to originating or purchasing mortgage loans if suitable opportunities arise. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Expense."

FBMC had financed its operations by means of a $30 million line of credit from Bank United of Texas. On December 3, 1996, this line of credit was reduced to $10 million, of which $4,984,465 was outstanding as of December 31, 1996. This line of credit expired in May, 1997, at which time the balance owing by the Company had been reduced to $0.

First Credit Service Corporation (FCC)

Since its inception in September 1993, FCC has engaged in the consumer finance business, i.e., it originates, makes, acquires, and services consumer loans, as well as offers credit related insurance on such loans, to the general public. The primary areas serviced by FCC from its four offices are Glynn, Camden, Columbia, and Chatham Counties, Georgia; where FCC operates from four leased facilities which are described in Item 2 below.

There are 12 consumer finance companies (including FCC) in Brunswick (Glynn County), with an estimated total outstanding loan portfolio of $30 million, of which FCC has approximately 10.3% market share. Additionally, numerous credit unions, banks and savings and loan associations make consumer loans in FCC's market. Among consumer finance companies which presently operate in this service area, American General Finance, Commercial Credit and First Family Financial together hold at least 50% market share. FCC competes most directly with these companies.

Kingsland (Camden County), where FCC opened a branch in July 1994, is currently serviced by First Family Financial and Pioneer Credit, and a few other smaller companies. However, Kingsland is a market with unusual opportunities, not only because of its anticipated growth through the remainder of the decade, but also because much of its population is currently serviced out of Jacksonville rather than through local lenders. In July 1996, FCC received a GILA license with respect to the Kingsland branch. Management believes that FCC's branch in Kingsland can effectively compete with the Florida-based lenders who control a significant portion of the market share in Camden County. In August 1996, the Kingsland branch was moved to a location in a newer and larger shopping center. This move will increase its exposure and should increase the amount of walk-in traffic.

Savannah (Chatham County), where FCC opened a branch in June 1995, is currently serviced by thirty-five consumer finance companies, with an estimated total outstanding loan portfolio of approximately $85 million. Several credit unions and banks are also involved in the Savannah consumer lending market. In Savannah, FCC competes most directly with Ford Motor Credit, Associate Finance, American General Finance and Commercial Credit.

In Martinez (Columbia County), where FCC opened a branch in February, 1996, by purchasing the assets of an existing finance company, FCC's primary competitors are American General and Associate Finance, both of which are located in neighboring Richmond County, and several banks.

As noted above, FCC closed its Garden City and Waycross offices, respectively, in September and December, 1997.

In its Brunswick, Savannah, Kingsland, and Martinez offices, FCC operates under a Georgia Industrial Loan Act ("GILA") license. The ability to make consumer loans under a GILA license is a significant competitive advantage because as a GILA licensee FCC can charge significantly higher interest rates with respect to consumer loans of under $3,000. FCC intends to exploit this competitive advantage to its fullest potential. FCC's ability to expand its business has been enhanced by the opening, in June 1996, of a $10 million line of credit from CoreStates Bank, N.A. This replaced an $8.5 million line of credit from BankAmerica Business Credit, Inc. As of December 31, 1997, there was $6,867,458 outstanding under the CoreStates line of credit.

C.   Employees.

As of December 31, 1997, GIFH and its subsidiaries employed the equivalent of 67 full-time employees. Management believes that its employee relations are good. There are no collective bargaining agreements covering any of the employees.

D.   Supervision and Regulations.

Bank holding companies and banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Bank and, to a more limited extent, FCC. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. The scope of regulation and permissible activities of the Company and its subsidiaries is subject to change by future federal and state legislation. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

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

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries such as FCC with an inspection process to ascertain whether these such non-banking subsidiary enhances or detracts from the Company's ability to serve as a source of strength for the Bank. There is otherwise no federal regulation of the activities of FCC.

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

In response to the Riegle-Neal Act, effective June 1, 1997, Georgia permitted interstate branching, although only through merger and acquisition. In addition, Georgia law provides that a bank may not be acquired by an out-of-state company unless the bank has been in existence for five years. Georgia has also adopted the thirty percent concentration limit, but permits state regulators to waive it on a case-by-case basis.

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

As of December 31, 1997, GIFH maintained Tier 1 and total risk-based capital ratios of 12.8% and 14.1%, respectively. See also the discussion under "Liquidity and Capital Resources" in Item 6 and in Note 14 to the Consolidated Financial Statements in Item 7 below.

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

E.   Monetary Policies.

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

Item 2.  Description of Property.

As of July 1997, GIFH relocated its executive offices to the second floor of the Bank's St. Simons branch. GIFH leases this space from the Bank on a month-to-month basis. Previously, GIFH's executive offices were housed in a two-story, freestanding building which was part of an office condominium complex at 200 Plantation Chase, St. Simons Island, Georgia 31522. GIFH purchased the building in February 1996 and sold it in July 1997.

The Bank owns the building which houses its main branch and support service facilities. It is located at 2812 Cypress Mill Road, Brunswick, Georgia 31521, adjacent to the Brunswick Mall. The one and one-half story free standing structure is configured for retail banking operations as well as for executive offices for officers of the Bank. In addition, the Bank owns a building located at 3811 Frederica Road, St. Simons Island, Georgia 31522. The Bank operates a full service branch in this building, provides space for an operating branch office of FBMC, and, until September 1996, provided space for FBMC's corporate offices. As noted above, the Bank also leases space within the St. Simons branch to GIFH for use as executive offices.

In September 1996, FBMC moved its corporate offices from the Bank's St. Simons Island facility into an approximately 8,000 square foot office located at 777 Gloucester Street, Suite 300, Brunswick, Georgia 30512. These offices are subject to a two-year lease ending in August 1998. As part of the restructuring of the Company's mortgage lending operations discussed in Item 1 above, FBMC closed its corporate offices in the fourth quarter of 1996 and vacated the Gloucester Street premises. As of March 19, 1998, FBMC was subletting its former Blairsville, Georgia office on a month-to-month basis and was attempting to sub-lease the Gloucester Street premises. FBMC's Frederica Road office has been vacated, and is being used for storage until other arrangements therefor can be made.

FCC's corporate offices are located at 3423 Fourth Street, Building 5, Unit B, Brunswick, Georgia 31520. Those offices are subject to a three-year lease ending in August, 1998. FCC conducts business out of various office/retail spaces on either a month-to-month basis or subject to term leases. All leasing arrangements by GIFH, FBMC, and FCC are commercially reasonable, and, except for FBMC's

Frederica Road facility, which it leased from the Bank, and GIFH's executive office space at the Frederica Road facility, which it leases from the Bank, all facilities are leased from non-affiliated third parties. The locations and lease periods are as follows:

Address                             Term            End of Current Term
-------                             ----            -------------------

GIFH

3811 Frederica Road
St. Simons Island, GA 31522         month-to-month

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

FCC

122 Altama Connector
Brunswick, GA 31525                 5 years          October 2001

1601 M Highway 40 East
Kingsland, GA 31548                 5 years          June 2001

6409 Abercorn Street
Suites A & B-1
Savannah, GA 31405                  5 years          May 2000

4015-I Washington Road,
Martinez, GA 30907                  1 year           February 1999

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

Item 3.  Legal Proceedings.

Representatives of the Georgia Department, the Federal Reserve Bank of Atlanta, and the FDIC attended a December 9, 1996, meeting of the Company's Board of Directors to discuss certain findings resulting from a suspended examination of the Company and its subsidiaries that took place in November 1996. During the meeting, the representatives of these regulatory authorities urged the Board of Directors to commit the Company to address problems determined during the examination process. In response, the Board of Directors unanimously adopted a resolution (the "Board Resolution") the text of which has been included as
Schedule 1 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission ("SEC") on February 18, 1997. In the Board Resolution, among other things, the Board agreed to: develop and submit to the supervisory authorities a management plan for the parent company and each of its subsidiaries, which would include, among other things, the type and number of management positions needed to manage the affairs of the parent and each subsidiary and a description of the qualifications required to perform present and anticipated duties of each management position, including establishment and enforcement of sound policies and practices; review the results or recommendations from Arthur Andersen, LLP ("Arthur Andersen") regarding appropriate internal routine and controls, accounting systems, policies and procedures, internal loan review, internal audit and any other areas and develop appropriate steps or procedures to strengthen noted weaknesses and report the results of the Board's review and the Board's plans or procedures to strengthen noted weaknesses to the supervisory authorities within 30 days; review the scope and adequacy of the annual independent audit as performed for the prior year end, and as proposed for 1996, with particular emphasis on the adequacy of the review of internal routine and controls, take appropriate steps to expand the scope of the proposed 1996 independent audit if necessary to include any of the areas noted by Arthur Andersen, and report the results of the Board's review to the supervisory authorities within 60 days; notify the external auditor in writing that his or her responsibility is to the entire Board and then any findings or recommendations should be made directly to the entire Board; develop a strategic plan for the parent and each subsidiary covering a three to five year period; the Company and bank subsidiary will not declare or pay any cash or property dividend or any other form of capital distribution without the prior written consent of the supervisory authorities; and the Company will not incur any additional debt after this resolution is adopted without prior notification to the supervisory authorities.

Pursuant to the Board Resolution, the Company submitted its first progress report to the supervisory authorities on January 10, 1997 ("Progress Report"). In the Progress Report, the Company requested an extension, which was subsequently granted, to complete its strategic plan and management study. The Company thereafter submitted its strategic plan and management study to the supervisory authorities. The Progress Report also contained the Company's 90-day interim operating strategy ("Interim Plan"). The Interim Plan described the structure of the Company's board and addresses the Company's short-term financial goals. In general terms, these goals include: (i) continuing to reduce expenses at the holding company,(ii) improving and strengthening the Bank's liquidity and capital by decreasing the rate of loan growth and selling loan participations, (iii) improving overall liquidity and capital by reducing FBMC losses through closing FBMC's offices and transferring FBMC's remaining operations into the Bank, and (iv) either negotiating additional credit for financing FCC's growth or closing unprofitable FCC offices. On July 25, 1997, the Georgia Department of Banking and Finance ("DBF") notified the Board of GIFH in writing that, in agreement with the Federal Reserve Bank of Atlanta, it had determined that the December 9, 1996, Board Resolution had proved effective in addressing and remedying the problems determined during the examination process. As such, DBF terminated GIFH's obligation to file progress reports under the December 9, 1996, Board Resolution, and further stated that it would not object to termination of the resolution.

Except as hereinabove disclosed, neither the Company nor its subsidiaries are parties to nor is any of their property the subject of, any material litigation, other than is incidental to the normal operations of its business, which would have a material effect upon the operations or financial condition of the Company or its subsidiaries.

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

On January 29, 1997, the Board called the Special Meeting. On January 30, 1997, the Junkin Group issued a notice of special meeting of the shareholders (the "Notice") to be held on March 11, 1997. The Notice contained the following proposals:

1. BOARD OF DIRECTORS. To consider and vote upon Proposal A, summarized below and if Proposal A is not adopted in its entirety, to consider and vote upon Proposal B, summarized below.

Proposal A:

1. That the number of members constituting the full Board of Directors be fixed at six (a decrease of two members);

2. That each of J. Thomas Whelchel, Michael D. Hodges, C. Kermit Keenum and L. McRee Harden be removed as members of the Board of Directors;

3. That Article 3, Section 3.6 of the bylaws of the Company be amended to state that the shareholders of the Company shall have the right to fill a vacancy on the Board of Directors (created by the removal of a director) at a special meeting or an annual meeting; and

4. That two persons nominated by Gregory S. Junkin, Paul D. Lockyer and Scott A. Junkin be elected to fill the two vacancies on the Board of Directors.

Proposal B:

5. That the number of members constituting the full Board of Directors be fixed at 13 (an increase of five members); and

6. That five persons nominated by Gregory S. Junkin, Paul D. Lockyer and Scott A. Junkin be elected to fill the five vacancies on the Board of Directors resulting from the increase in the number of directors.

2. OTHER BUSINESS. To transact such other business as may properly come before the Special Meeting or any adjournment thereof.

On January 31, 1997, the Board voted five to two (with Mr. Russell C. Jacobs, Jr. absent) to solicit proxies of shareholders to vote against Proposal A and Proposal B. At the meeting, all present directors except Messrs. Junkin and Lockyer voted to oppose Proposals A and B. The Junkin Group sent proxies seeking votes FOR Proposals A and B under cover of a Proxy Statement dated February 11, 1997. The Company sent proxies seeking votes AGAINST Proposals A and B under cover of a Proxy Statement dated February 17, 1997.

At the Special Meeting on March 11, 1997, the Company's shareholders voted to reject the Junkin Group proposals (i.e., Proposal A and Proposal B) in their entirety by a vote of 1,476,326 shares voting against (or withheld), 689,544 shares voting for, and 178,433 shares abstaining or representing broker non-votes. As a result of the rejection of Proposal A and Proposal B, the Company's Board of Directors continued to consist of the following eight members: L. McRee Harden, Michael D. Hodges, Russell C. Jacobs, Jr., Gregory S. Junkin, C. Kermit Keenum, Paul D. Lockyer, Jimmy D. Veal, and J. Thomas Whelchel, Jr.

At the 1997 Annual Meeting of Shareholders held subsequent to the above-described Special Meeting, Messrs. Lockyer and Junkin were not nominated for reelection to the Board; Messrs. James M. Fiveash and Charles Ray Acosta were nominated to fill those directors' positions, and were duly elected directors of the Company at the 1997 Annual Meeting of Shareholders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Before April 18, 1996, there was no established market in which shares of GIFH's Common Stock were regularly traded, nor was there any uniformly quoted prices for such shares. However, on April 18, 1996, the Company Common Stock began to be traded on the NASDAQ Small Capitalization market (NASDAQ-"GIFH"). The high-low range for trades in the Company's Common Stock and Units, for each quarter during 1997 and 1996 in which trades were reported, were as follows:

                                                   1997
         QUARTER                                COMMON STOCK                        UNITS
                                            High              Low                High    Low
         1st                                6 3/4             4 3/4              6 1/4   4 1/4
         2nd                                6 3/4             6                  6       5 5/8
         3rd                                7 3/4             6 3/8              6 3/4   6
         4th                                7 1/2             6 1/2              7 1/4   6 1/2
                                                   1996
         QUARTER                                COMMON STOCK                        UNITS
                                            High              Low                High    Low
         1st                                6                 5                  6 1/2   5 1/4
         2nd                                7                 5                  7       5 1/2
         3rd                                6 1/2             4 3/4              6       5 1/2
         4th                                6                 4 1/2              6       3 1/2

As of March 17, 1998, 2,313,645 shares of GIFH's Common Stock (including shares of Common Stock held in the form of Units) were issued and outstanding to 952 holders of record.

GIFH has not paid dividends since its inception. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by GIFH is dividends from the Bank, GIFH may continue not to pay dividends in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. [Item 6 begins on the following page.]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's principal asset is its ownership of the Bank and its other subsidiary financial services companies. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank and FCC and, to a lesser extent, FBMC. The Bank's activities consist of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). FCC's activities consist of originating, making, acquiring and servicing consumer loans. The Bank's and FCC's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank's and FCC's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Bank's and FCC's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. The primary source of income for FBMC has been the fees on originating mortgage loans and the gain on the sale of mortgage loans to other investors. It is anticipated that future income from origination of mortgage loans will be earned by the Bank. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses. These expenses will eventually be absorbed by the Bank.

Results of Operations For Years Ended December 31, 1997 and 1996

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

         The Company's net interest margin decreased 8 basis points or 1.45% to 5.44% in 1997 as compared to 5.52% in 1996. The yield on average interest-earning assets increased 2 basis points to 10.61% in 1997 as compared to 10.59% in 1996. The interest rate paid on average interest-bearing liabilities increased 17 basis points to 5.90% in 1997 as compared to 5.73% in 1996. Net interest income on a taxable-equivalent basis was $5,612,000 in 1997 as compared to $4,828,000 in 1996, representing an increase of $784,000 or 16.24%. The increase resulted from an increase of $ 521,000 generated on increased volume and an increase of $263,000 due to changes in interest rates.

         Average interest-earning assets increased $15,705,000 to $ 103,209,000 in 1997 from $87,504,000 in 1996, an increase of 17.95%. Average loans increased $8,255,000; average investments increased $6,144,000; and average Federal funds sold increased $1,326,000. The increase in average interest-earning assets was funded by an increase of $11,842,000, or 15.97%, in average deposits to $86,000,000 in 1997 from $74,158,000 in 1996. Approximately 9% of the average deposits were noninterest-bearing deposits in 1997. Approximately 10.6% of the average deposits were noninterest-bearing deposits in 1996.

Allowance for Loan Losses

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $540,000 in 1997 and $975,000 in 1996, representing a decrease of 44.62% in the provision. During 1997, the Company charged off certain loans for which a reserve for losses had been recorded in 1996. As a result net loan charge-offs amounted to approximately $472,000 in 1997 as compared to net loan charge-offs of approximately $248,000 in 1996. The allowance for loan losses as a percentage of total loans outstanding amounted to 1.70% at December 31, 1997 as compared to 1.85% at December 31, 1996.

         The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

Noninterest Income

         Noninterest income amounted to $1,280,000 and $1,738,000 for the years ended December 31, 1997 and 1996, respectively. As a percent of total average assets, noninterest income decreased from 1.70% in 1996 to 1.15% in 1997.

         Following is a summary of noninterest income for the years ended December 31, 1997 and 1996.

                                                                                 1997          1996
                                                                              ----------    ----------
Noninterest income
  Income from origination and sale of mortgage loans, less related expenses   $  346,000    $  906,000
  Service charges on deposit accounts                                            468,000       438,000
  Insurance commissions                                                          319,000       198,000
  Net realized loss on sales of securities                                        (1,000)       (5,000)
  Other                                                                          148,000       201,000
                                                                              ----------    ----------
                            Total noninterest income                          $1,280,000    $1,738,000
                                                                              ==========    ==========

         During 1997, the Company suspended its mortgage banking activities through FBMC as indicated by a decrease of $560,000 in income from the sale and origination of mortgage loans, less related expenses. In late 1996, the Company adopted a strategic plan to restructure its mortgage banking activities. A more detailed discussion of the restructuring of mortgage banking activities appears below.

         The increase in service charges on deposit accounts of $30,000, or 6.85%, to $468,000 in 1997 from $438,000 in 1996 resulted from an increase of 15.97% in average deposits in 1997 over 1996.

Noninterest Expense

         Noninterest expense amounted to $5,278,000 and $7,237,000 for the years ended December 31, 1997 and 1996, respectively, representing a decrease of $1,959,000 or 27.07%. As a percent of total average assets, noninterest expense amounted to 4.75% in 1997 as compared to 7.10% in 1996.

         Following is a summary of noninterest expense for the years ended December 31, 1997 and 1996.

                                                                 1997            1996
                                                              -----------    -----------
         Noninterest expense
           Salaries and employee benefits                     $ 2,748,000    $ 4,088,000
           Equipment expense                                      472,000        509,000
           Occupancy expense                                      355,000        454,000
           Advertising and business development                   163,000        331,000
           Legal and professional                                 542,000        318,000
           Supplies and printing                                  172,000        271,000
           Telephone                                              102,000        165,000
           Postage and courier                                    105,000        132,000
           Loss on write-down of furniture and fixtures                 -        146,000
           Loss on abandonment of lease                                 -        148,000
           Other operating expenses                               619,000        675,000
                                                              -----------    -----------
              Total noninterest expense                       $ 5,278,000    $ 7,237,000
                                                              ===========    ===========

         Salaries and employee benefits decreased $1,340,000 to $2,748,000 in 1997 from $4,088,000 in 1996, representing a decrease of 32.78%. Due to decreased activities in the mortgage banking subsidiary, several employees in that subsidiary and the parent company were terminated. Severance pay and other termination benefits were paid to some of the terminated employees and included in the salaries and employee benefits expense in 1996. Equipment and occupancy expense decreased $136,000, or 14.12%, to $827,000 in 1997 from $963,000 in 1996 and was attributable to the disposition of depreciable assets and the reduction of other occupancy and equipment expenses as a result of the curtailment of mortgage banking activities in 1997. Legal and professional expenses increased $224,000 to $542,000 in 1997 from $318,000 in 1996 principally because of substantial legal expenses incurred to defend the Company against a proxy fight by dissident shareholders in the spring of 1997. All other noninterest expenses decreased $707,000 due primarily to the curtailment of mortgage banking activities and the restructuring of other Company operations during 1997.

         In late 1996, the Company determined that it should consider the restructuring of its mortgage banking activities. A prominent consulting firm was engaged to review the Company's mortgage banking activities and to recommend a strategic plan for restructuring its mortgage banking operations. After reviewing the report and recommendations of the consulting firm, management determined that it was in the best interest of the Company to restructure its mortgage banking activities. Specifically the Company has developed the following plans:

         (1) FBMC will discontinue its mortgage banking activities as a separate entity and will transfer any retained mortgage banking activities to the Bank;

         (2) The Bank will no longer accept any "sub prime" paper, also known in the industry as B, C, and D paper;

         (3) All loans held for sale by FBMC will be sold to investors within the first six months of 1997;

         (4) For the immediate future, the Bank will only broker mortgage loans; the Bank will not fund any mortgage loans held for sale, but will earn an origination fee for placing the loan with an investor;

         (5) Bank's management anticipates that it will continue to fund mortgage loans for its own portfolio with funds obtained from the Federal Home Loan Bank or its own deposits.

         The Company has not yet completed the restructuring of its mortgage banking activities. However, it has suspended the operations of FBMC, the subsidiary which previously conducted the mortgage banking activities, until the mortgage banking activities are reorganized within the Bank.

         For the year ended December 31, 1997, the Company realized net income of $988,000 as compared to a net loss of $1,209,000 for the year ended December 31, 1996.

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

         The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 1997 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company was aware of no events or trends likely to result in a material change in their liquidity. During 1997, the Company's capital increased $1,001,000 to $10,750,000 at December 31, 1997 as compared to $9,749,000 at December 31, 1996. The increase in capital resulted from retained earnings of $988,000, an increase in unrealized gains on securities available for sale of $26,000, net of related taxes, and a net decrease of $13,000 related to the vesting and forfeiture of restricted stock.

         At December 31, 1997, the Company had no binding commitments outstanding for capital expenditures.

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

         The following table summarizes the regulatory capital levels of the Company at December 31, 1997.

                                  Actual                     Required                Excess
                         -------------------------  ------------------------- --------------------
                            Amount      Percent       Amount        Percent     Amount     Percent
                         -----------  ------------  -----------  ------------ ----------  --------
                                                   (Dollars in Thousands)
                         -------------------------------------------------------------------------
Leverage capital         $  10,609        9.5%      $   4,455        4.0%      $  6,154      5.5%
Risk-based capital:
  Core capital              10,609       12.8           3,310        4.0          7,299      8.8
  Total capital             11,649       14.1           6,620        8.0          5,029      6.1

         The Bank also met its individual regulatory capital requirements at December 31, 1997.


Year 2000 Issue Costs

         Based on estimates by management of the Company, the Company expects to incur approximately $350,000 to modify its information systems appropriately to accurately process information in the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to year 2000 compliance will not have a material impact on the Company's consolidated financial statements.

                       SELECTED STATISTICAL INFORMATION OF
                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

         The following statistical information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.


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

                                                                         Year Ended December 31,
                                             --------------------------------------------------------------------------------
                                                              1997                                     1996
                                             ---------------------------------------- ---------------------------------------
                                                            Interest      Average                    Interest      Average
                                               Average       Income/       Yield/       Average      Income/       Yield/
                                               Balance       Expense     Rate Paid      Balance      Expense      Rate Paid
                                             ------------- ------------ ------------- ------------  -----------  ------------
                                                                           (Dollars in Thousands)
                                             --------------------------------------------------------------------------------
ASSETS
   Interest-earning assets:
      Loans, net of unearned interest        $     84,934  $     9,823      11.57 %   $    76,679   $    8,642      11.27 %
      Investment securities:
        Taxable                                    15,231          959       6.30           9,087          521       5.73
        Nontaxable                                      -            -          -              20            2       7.50
      Federal funds sold                            3,044          167       5.49           1,718          103       6.00
                                             ------------- ------------               ------------  -----------
              Total interest-earning assets       103,209       10,949      10.61          87,504        9,268      10.59
                                             ------------- ------------               ------------  -----------

   Noninterest-earning assets:
      Cash                                          2,281                                   3,932
      Allowance for loan losses                   (1,471)                                 (1,029)
      Other assets                                  7,203                                  11,553
                                             -------------                            ------------
                                                    8,013                                  14,466
                                             -------------                            ------------

              Total assets                   $    111,222                             $   101,960
                                             =============                            ============

                                                                            Year Ended December 31,
                                                   --------------------------------------------------------------------------
                                                                   1997                                 1996
                                                   ------------------------------------- ------------------------------------
                                                                 Interest     Average                   Interest    Average
                                                     Average      Income/      Yield/      Average      Income/     Yield/
                                                     Balance      Expense    Rate Paid     Balance      Expense    Rate Paid
                                                   ------------- ----------  ----------- ------------- ----------- ----------
                                                                            (Dollars in Thousands)
                                                   --------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and interest-bearing demand deposits    $     12,503  $     353     2.82%     $     13,063  $      406    3.11%
   Time deposits                                         65,717      3,904     5.94            53,259       3,130    5.88
   Other short-term borrowings                            3,706        239     6.45             4,521         282    6.24
   Other borrowings                                       8,576        841     9.81             6,699         622    9.28
                                                   ------------  ---------               ------------  ----------
              Total interest-bearing liabilities         90,502      5,337     5.90            77,542       4,440    5.73
                                                   ------------  ---------               ------------  ----------

Noninterest-bearing liabilities and stockholders' equity:
   Demand deposits                                        7,780                                 7,836
   Other liabilities                                      2,690                                 6,055
   Stockholders' equity                                  10,250                                10,527
                                                   ------------                          ------------
              Total noninterest-bearing
                liabilities
                and stockholders' equity                 20,720                                24,418
                                                   ------------                          ------------

              Total liabilities and stockholders'
                equity                             $    111,222                          $    101,960
                                                   ============                          ============

Interest rate spread                                                           4.71%                                 4.86%
                                                                              ======                                ======

Net interest income                                              $   5,612                             $    4,828
                                                                 =========                             ==========

Net interest margin                                                            5.44%                                 5.52%
                                                                              ======                                ======

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

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                         1997 vs. 1996                            1996 vs. 1995
                                            ---------------------------------------- -----------------------------------------
                                                               Changes Due To                            Changes Due To
                                             Increase     --------------------------   Increase    ---------------------------
                                            (Decrease)        Rate         Volume     (Decrease)        Rate         Volume
                                            ------------  ------------  ------------ ------------- ------------- -------------
                                                                         (Dollars in Thousands)
                                            ----------------------------------------------------------------------------------
Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans            $     1,181   $       251   $       930  $      2,311  $      (462)  $      2,773
      Interest on securities:
        Taxable                                     438            86           352           (38)           2            (40)
        Nontaxable                                   (2)            -            (2)          (16)           1            (17)
      Interest on Federal funds                      64           (15)           79           (12)           1            (13)
                                            ------------  ------------  ------------ ------------- ------------- -------------
              Total interest income               1,681           322         1,359         2,245         (458)         2,703
                                            ------------  ------------  ------------ ------------- ------------- -------------

Expense from interest-bearing liabilities:
   Interest on savings and interest-
      bearing demand deposits                       (53)          (36)          (17)          (32)           3            (35)
   Interest on time deposits                        774            42           732           854          (48)           902
   Interest on short-term borrowings                (43)            8           (51)          272            1            271
   Interest on debt                                 219            45           174           165           20            145
                                            ------------  ------------  ------------ ------------- ------------- -------------
              Total interest expense                897            59           838         1,259          (24)         1,283
                                            ------------  ------------  ------------ ------------- ------------- -------------

              Net interest income           $       784   $       263   $       521  $        986  $      (434)  $      1,420
                                            ============  ============  ============ ============= ============= =============

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

         As of December 31, 1997, the Company's cumulative one-year interest rate sensitivity gap ratio was 80%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate slightly faster than the Company's interest-earning assets. Certain assumptions regarding the interest sensitivity of these assets and liabilities have been incorporated into this analysis. The Company believes that it has positioned itself to maintain its net interest margin in the event of changes in interest rates. There can be no assurance, however, that this strategy will be successful.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                                 At December 31, 1997
                                                         ---------------------------------------------------------------------
                                                                              Maturing or Repricing Within
                                                         ---------------------------------------------------------------------
                                                           Zero to        Three           One
                                                            Three       Months to       Year to        Over
                                                           Months       One Year      Three Years  Three Years      Total
                                                         ------------ --------------  ------------ ------------- -------------
                                                                                (Dollars in Thousands)
                                                         ---------------------------------------------------------------------
Earning assets:
   Interest-bearing deposits in banks                    $        23  $           -   $         -  $          -  $         23
   Federal funds sold                                          2,330              -             -             -         2,330
   Investment securities                                         528          1,754         6,256         8,250        16,788
   Loans                                                      51,417         10,921         9,016        17,590        88,944
   Loans held for sale                                           307              -             -             -           307
                                                         ------------ --------------  ------------ ------------- -------------
                                                              54,605         12,675        15,272        25,840       108,392
                                                         ------------ --------------  ------------ ------------- -------------
Interest-bearing liabilities:
   Interest-bearing demand deposits                           10,000              -             -             -        10,000
   Savings                                                     1,124              -             -             -         1,124
   Certificates less than $100,000                            11,966         32,136         8,279           394        52,775
   Certificates, $100,000 and over                             3,290         12,425         3,925             -        19,640
   Other short-term borrowings                                 3,879              -             -             -         3,879
   Other borrowings                                            9,367              -             -             -         9,367
                                                         ------------ --------------  ------------ ------------- -------------
                                                              39,626         44,561        12,204           394        96,785
                                                         ------------ --------------  ------------ ------------- -------------
Interest rate sensitivity gap                            $    14,979  $     (31,886)  $     3,068  $     25,446  $     11,607
                                                         ============ ==============  ============ ============= =============
Cumulative interest rate sensitivity gap                 $    14,979  $     (16,907)  $   (13,839) $     11,607
                                                         ============ ==============  ============ =============
Interest rate sensitivity gap ratio                             1.38           0.28          1.25         65.58
                                                         ============ ==============  ============ =============
Cumulative interest rate sensitivity gap ratio                  1.38           0.80          0.86          1.12
                                                         ============ ==============  ============ =============

                              INVESTMENT PORTFOLIO

         The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 70% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 14% of the investment portfolio matures within one year.

Types of Investments

         The amortized cost and fair value of investments in securities at the dates indicated are summarized as follows:

                                                                                  Gross         Gross
                                                                Amortized      Unrealized    Unrealized         Fair
                                                                   Cost           Gains        Losses          Value
                                                              ---------------  ------------  ------------  ---------------
                                                                                (Dollars in Thousands)
                                                              ------------------------------------------------------------
         Securities Available for Sale
            December 31, 1997:
               U. S. Government and agency securities         $       16,043   $        84   $        (3)  $       16,124
               Mortgage-backed securities                                658             7            (1)             664
                                                              ---------------  ------------  ------------  ---------------
                                                              $       16,701   $        91   $        (4)  $       16,788
                                                              ===============  ============  ============  ===============

            December 31, 1996:
               U. S. Government and agency securities         $        7,271   $        46   $        (1)  $        7,316
               Mortgage-backed securities                                707             6            (3)             710
                                                              ---------------  ------------  ------------  ---------------
                                                              $        7,978   $        52   $        (4)  $        8,026
                                                              ===============  ============  ============  ===============

         Securities Held to Maturity
            December 31, 1996:
               U. S. Government and agency securities         $          250   $         -   $        (5)  $          245
               Mortgage-backed securities                              1,804             -           (18)           1,786
                                                              ---------------  ------------  ------------  ---------------
                                                              $        2,054   $         -   $       (23)  $        2,031
                                                              ===============  ============  ============  ===============

Maturities

         The amounts of investments in securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                           U. S. Treasury
                                                                           and Other U. S.
                                                                         Government Agencies               State and
                                                                          and Corporations          Political Subdivisions
                                                                                        Yield                        Yield
                                                                         Amount          (1)          Amount        (1) (2)
                                                                     --------------- ------------  --------------  -----------
                                                                                      (Dollars in Thousands)
                                                                     ---------------------------------------------------------
                Maturity:
                   One year or less                                  $        2,253      6.11 %    $           -         - %
                   After one year through five years                         14,287      6.41                  -         -
                   After five years through ten years                           248      5.70                  -         -
                                                                     --------------- ------------  --------------  -----------
                                                                     $       16,788      6.36 %    $           -         - %
                                                                     =============== ============  ==============  ===========

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

                                 LOAN PORTFOLIO

Types of Loans

         Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of real estate mortgage loans, which constituted approximately 42% of the Company's loan portfolio as of December 31, 1997. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                    December 31,
                                                                      ------------------------------------
                                                                            1997                1996
                                                                      ----------------   -----------------
                                                                             (Dollars in Thousands)
                                                                      ------------------------------------
      Commercial, financial and agricultural                          $        19,961    $         26,980
      Real estate - construction                                                9,442               9,296
      Real estate -  mortgage                                                  50,059              32,735
      Consumer instalment                                                       9,615               9,065
      Other                                                                       581                 645
                                                                      ----------------   -----------------
                                                                               89,658              78,721
      Unearned income                                                           (714)               (752)
      Allowance for loan losses                                               (1,513)             (1,445)
                                                                      ----------------   -----------------
      Loans, net                                                      $        87,431    $         76,524
                                                                      ================   =================

         Total loans as of December 31, 1997 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                                          (Dollars in
                                                                                           Thousands)
                                                                                         ---------------
Maturity or Repricing Within:
   One year or less                                                                      $       62,338
   After one year through five years                                                             14,401
   After five years                                                                              12,205
                                                                                         ---------------
                                                                                         $       88,944
                                                                                         ===============

         Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

         The following table summarizes loans at December 31, 1997 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                                          (Dollars in
                                                                                           Thousands)
                                                                                         ---------------
Predetermined interest rates                                                             $       26,606
Floating or adjustable interest rates                                                                 -
                                                                                         ---------------
                                                                                         $       26,606
                                                                                         ===============

Nonperforming Loans

         The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                       December 31,
                                                                                              ---------------------------
                                                                                                   1997          1996
                                                                                              ------------- -------------
                                                                                                 (Dollars in Thousands)
                                                                                              ---------------------------
      Loans accounted for on a nonaccrual basis                                               $      1,174  $        468

      Instalment loans and term loans contractually past due ninety days or more                       418           552
        as to interest or principal payments and still accruing

      Loans, the terms of which have been renegotiated to provide a reduction                          335             -
        or deferral of interest or principal because of deterioration in the financial position of the borrower

      Loans now current about which there are serious doubts as to the                                   -             -
        ability of the borrower to comply with present loan repayment terms

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

Commitments and Lines of Credit

         In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank's Board of Directors. The Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         Following is a summary of the commitments outstanding at December 31, 1997 and 1996.

                                                                                 1997              1996
                                                                           ---------------   ---------------
                                                                                 (Dollars in Thousands)
                                                                           ---------------------------------
           Commitments to extend credit                                    $        8,365    $       12,476
           Standby letters of credit                                                  592               735
                                                                           ---------------   ---------------
                                                                           $        8,957    $       13,211
                                                                           ===============   ===============

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,513,000 at December 31, 1997, representing 1.70% of year end total loans outstanding, compared with $1,445,000 at December 31, 1996, which represented 1.85% of year end total loans outstanding. The allowance for loan losses is reviewed monthly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                              At December 31,
                                               ------------------------------------------------------------------------------
                                                        1997                       1996                       1995
                                               ------------------------  --------------------------  ------------------------
                                                            Percent of                 Percent of                Percent of
                                                            Loans in                    Loans in                  Loans in
                                                             Category                   Category                  Category
                                                             to Total                   to Total                  to Total
                                                 Amount       Loans        Amount        Loans        Amount        Loans
                                               -----------  -----------  -----------  -------------  ----------  ------------
                                                                          (Dollars in Thousands)
                                               ------------------------------------------------------------------------------
       Commercial, financial,
          industrial and agricultural          $      460        22 %    $      637         34 %     $     269         32 %
       Real estate                                    472        66             556         54             348         57
       Consumer                                       505        12             185         12              65         11
       Unallocated                                     76        _               67         _               36         _
                                                                 _
                                               -----------  -----------  -----------  -------------  ----------  ------------
                                               $    1,513       100 %    $    1,445        100 %     $     718        100 %
                                               ===========  ===========  ===========  =============  ==========  ============

         The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                     December 31,
                                                                            -----------------------------
                                                                                 1997            1996
                                                                            -------------   -------------
                                                                                 (Dollars in Thousands)
                                                                            -----------------------------
      Average amount of loans outstanding                                   $     84,934    $     76,679
                                                                            =============   =============

      Balance of reserve for possible loan losses at
        beginning of period                                                 $      1,445    $        718
                                                                            -------------   -------------

      Charge-offs:
        Commercial, financial and agricultural                                     (186)            (63)
        Real estate                                                                 (43)               -
        Consumer                                                                   (316)           (208)
      Recoveries:
        Commercial, financial and agricultural                                        21               7
        Real estate                                                                    -               -
        Consumer                                                                      52              16
                                                                            -------------   -------------
              Net charge-offs                                                      (472)           (248)
                                                                            -------------   -------------

      Additions to reserve charged to operating expenses                             540             975
                                                                            -------------   -------------

              Balance of reserve for possible loan losses                   $      1,513    $      1,445
                                                                            =============   =============

      Ratio of net loan charge-offs to average loans                                .56%            .32%
                                                                            =============   =============

                                    DEPOSITS

         Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                                    Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                              1997                           1996
                                                                  -----------------------------  -----------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------
      Noninterest-bearing demand deposits                         $        7,780         -  %    $        7,836         - %
      Interest-bearing demand and savings deposits                        12,503       2.82              13,063       3.11
      Time deposits                                                       65,717       5.94              53,259       5.88
                                                                  ---------------                ---------------
              Total deposits                                      $       86,000                 $       74,158
                                                                  ===============                ===============

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                    (Dollars in
                                                                     Thousands)
                                                                   ---------------
           Three months or less                                    $        3,290
           Over three through twelve months                                12,425
           Over twelve months                                               3,925
                                                                   ---------------
                         Total                                     $       19,640
                                                                   ===============

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

         The following rate of return information for the periods indicated is presented below.

                                                                           Year Ended December 31,
                                                                   ------------------------------------
                                                                        1997                1996
                                                                   ----------------    ----------------
      Return on assets  (1)                                                0.89 %            (1.19) %

      Return on equity  (2)                                                9.64             (11.48)

      Dividends payout ratio (3)                                              -                  -

      Equity to assets ratio (4)                                           9.22               10.32

(1)      Net income divided by average total assets.
(2)      Net income divided by average equity.
(3)      Dividends declared per share divided by net income per share.
(4)      Average equity divided by average total assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-38 of this Annual Report on Form 10-KSB.

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Income - Years ended December 31, 1997 and 1996

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997 and 1996

         Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

                   Notes to Consolidated Financial Statements.

Item 7. Consolidated Financial Statements. [Financial Statements begin on following page.]

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

       Independent Auditor's Report
       Consolidated Balance Sheets - December 31, 1997 and 1996
       Consolidated Statements of Income - Years ended December 31, 1997 and
        1996
       Consolidated Statements of Stockholders' Equity - Years ended December
        31, 1997 and 1996
       Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
        1996
       Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITOR'S REPORT
-------------------------------------------------------------------------------


To the Board of Directors
Golden Isles Financial Holdings, Inc.
  and Subsidiaries
St. Simons Island, Georgia

               We have audited the accompanying consolidated balance sheets of Golden Isles Financial Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Isles Financial Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       /s/ Mauldin & Jenkins, LLC


Albany, Georgia
January 23, 1998

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

---------------------------------------------------------------------------------------------------
                      Assets                                      1997                  1996
                      ------                                -----------------     -----------------
Cash and due from banks                                      $     3,202,087       $     3,388,766
Interest-bearing deposits in banks                                    22,674               862,070
Federal funds sold                                                 2,330,000             8,640,000
Securities available for sale, at fair value                      16,787,502             8,025,653
Securities held to maturity, at cost
  (fair value $2,031,272 in 1996)                                         -              2,053,844
Loans held for sale                                                  307,457             6,323,719

Loans                                                             88,944,391            77,969,491
Less allowance for loan losses                                     1,512,953             1,445,365
                                                            -----------------     -----------------
      Loans, net                                                  87,431,438            76,524,126
                                                            -----------------     -----------------
Premises and equipment, net                                        3,195,582             4,135,883
Other assets                                                       2,256,116             2,693,703
                                                            -----------------     -----------------
      Total assets                                           $   115,532,856       $   112,647,564
                                                            =================     =================
             Liabilities and Stockholders' Equity
             ------------------------------------
Deposits
  Noninterest-bearing demand                                 $     7,251,295       $     7,153,576
  Interest-bearing demand                                         10,000,471            12,812,026
  Savings                                                          1,123,621             1,261,175
  Time, $100,000 and over                                         19,640,192            13,608,161
  Other time                                                      52,775,178            47,973,230
                                                            -----------------     -----------------
      Total deposits                                              90,790,757            82,808,168
  Notes payable                                                    9,367,468            14,135,473
  Federal Home Loan Bank borrowings                                3,879,171             4,444,643
  Other liabilities                                                  745,665             1,510,105
                                                            -----------------     -----------------
      Total liabilities                                          104,783,051           102,898,389
                                                            -----------------     -----------------

Stockholders' equity
  Common stock, no par value; 50,000,000
    shares authorized; 2,313,645 and 2,344,303
    shares issued and outstanding                                  1,094,338             1,094,338
  Capital surplus                                                  9,959,244             9,972,588
  Accumulated deficit                                               (360,699)           (1,348,848)
  Unrealized gains on securities available
    for sale, net of taxes                                            56,922                31,117
                                                            -----------------     -----------------
      Total stockholders' equity                                  10,749,805             9,749,175
                                                            -----------------     -----------------
      Total liabilities and stockholders' equity             $   115,532,856       $   112,647,564
                                                            =================     =================

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                1997                1996
                                                                          --------------      --------------
Interest income
   Interest and fees on loans                                             $    9,822,973      $    8,642,292
   Interest on securities                                                        948,967             515,445
   Interest on deposits in other banks                                            10,079               6,355
   Interest on Federal funds sold                                                166,636             102,863
                                                                          --------------      --------------
       Total interest income                                                  10,948,655           9,266,955
                                                                          --------------      --------------

Interest expense
   Interest on deposits                                                        4,256,949           3,535,961
   Interest on other borrowings                                                1,080,207             903,634
                                                                          --------------      --------------
       Total interest expense                                                  5,337,156           4,439,596
                                                                          --------------      --------------

       Net interest income                                                     5,611,499           4,827,360
Provision for loan losses                                                        539,500             975,085
                                                                          --------------      --------------
       Net interest income after provision for loan losses                     5,071,999           3,852,275
                                                                          --------------      --------------

Other income
   Income from origination and sale of mortgage loans,
     less related expenses                                                       345,933             905,956
   Service charges on deposit accounts                                           468,348             437,732
   Insurance commissions                                                         319,067             198,566
   Net realized loss on sales of securities                                         (432)             (4,573)
   Other                                                                         147,506             200,597
                                                                          --------------      --------------
       Total other income                                                      1,280,422           1,738,278
                                                                          --------------      --------------

Other expense
   Salaries and employee benefits                                              2,747,868           4,088,265
   Equipment expense                                                             471,519             508,881
   Occupancy expense                                                             355,103             453,585
   Advertising and business development                                          163,508             331,161
   Legal and professional                                                        541,963             318,062
   Supplies and printing                                                         171,746             271,095
   Telephone                                                                     102,055             165,383
   Postage and courier                                                           104,934             132,171
   Loss on write-down of furniture and fixtures                                       -              145,769
   Loss on abandonment of lease                                                       -              148,316
   Other operating expenses                                                      619,010             674,564
                                                                          --------------      --------------
       Total other expense                                                     5,277,706           7,237,252
                                                                          --------------      --------------

       Income (loss) before income tax (benefit)                               1,074,715          (1,646,699)

Applicable income tax (benefit)                                                   86,566            (438,033)
                                                                          --------------      --------------

       Net income (loss)                                                  $      988,149      $   (1,208,666)
                                                                          ==============      ==============

Per share of common stock
   Net income (loss) - basic                                              $         0.43      $        (0.52)
                                                                          ==============      ==============
   Net income (loss) - diluted                                            $         0.42      $        (0.51)
                                                                          ==============      ==============

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                                    Unrealized
                                                                                                       Gains
                                                                                                     (Losses)
                                                                                                   on Securities
                                                  Common Stock                                       Available         Total
                                            ------------------------     Capital     Accumulated     for Sale,     Stockholders'
                                               Shares     Par Value      Surplus       Deficit     Net of Taxes       Equity
                                            ----------- ------------  ------------  -------------  --------------  --------------
Balance, December 31,
  1995                                       2,336,982  $  1,094,338  $  9,849,147  $   (140,182)   $     (2,513)  $  10,800,790
  Net loss                                          -             -             -     (1,208,666)             -       (1,208,666)
  Proceeds from
    exercise of
    stock warrants                               7,321            -         53,077            -               -           53,077
  Vesting of restricted
    stock                                           -             -         70,344            -               -           70,344
  Net change in
    unrealized gains
    (losses) on
    securities available
    for sale,
    net of taxes                                    -             -             -             -           33,630          33,630
                                            ----------- ------------  ------------  -------------  --------------  --------------
Balance, December 31,
  1996                                       2,344,303     1,094,338     9,972,568    (1,348,848)         31,117       9,749,175
  Net income                                        -             -             -        988,149              -          988,149
  Vesting of restricted
    stock                                           -             -         32,466            -               -           32,466
  Forfeiture of
    restricted stock                           (30,658)           -        (45,790)           -               -          (45,790)
  Net change in
    unrealized gains
    (losses) on
    securities available
    for sale,
    net of taxes                                    -             -             -             -           25,805          25,805
                                            ----------- ------------  ------------  -------------  --------------  --------------
Balance, December 31,
  1997                                       2,313,645  $  1,094,338  $  9,959,244  $   (360,689)  $      56,922   $  10,748,805
                                            ==========  ============  ============  =============  ==============  ==============

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------
                                                                              1997                 1996
                                                                      ----------------     ----------------
OPERATING ACTIVITIES
  Net income (loss)                                                    $      988,149       $   (1,208,666)
                                                                      ----------------     ----------------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                              378,169              367,966
    Amortization                                                               29,352               26,677
    Provision for loan losses                                                 539,500              975,085
    Provision for deferred taxes                                             (217,148)            (218,396)
    Net loss on disposal of premises and equipment                            116,514                  -
    Net realized loss on securities transactions                                  432                4,573
    Gain on sale of other assets                                              (43,498)                 -
    Loss on write-down of furniture and fixtures                                  -                145,769
    Loss on abandonment of lease                                                  -                148,316
    Decrease in loans held for sale, net                                    6,016,262            1,518,511
    Increase (decrease) in warehousing account, net                          (503,229)             885,170
    Increase in interest receivable                                          (227,072)            (162,343)
    Increase (decrease) in interest payable                                   (21,670)              52,164
    (Increase) decrease in taxes receivable                                   335,725             (106,862)
    Increase in taxes payable                                                  25,428                  -
    Net change in other prepaids and accruals                                (208,026)            (126,016)
                                                                      ----------------     ----------------
                                                                            6,220,739            3,490,614
                                                                      ----------------     ----------------
        Net cash provided by operating activities                           7,208,888            2,281,948
                                                                      ----------------     ----------------
INVESTING ACTIVITIES
  (Increase) decrease in Federal funds sold                                 6,310,000           (3,630,000)
  (Increase) decrease in interest-bearing deposits in bank                    839,396             (813,372)
  Available for sale securities:
    Proceeds from sales and calls                                           4,335,150            1,000,000
    Proceeds from maturities and paydowns                                     728,560            2,091,676
    Purchases                                                             (12,276,431)          (5,044,262)
  Held to maturity securities:
    Proceeds from maturities and paydowns                                     543,348              219,761
  Increase in loans, net                                                  (11,446,812)         (21,078,327)
  (Purchase) redemption of Federal Home Loan Bank
    stock, net                                                                105,000              (57,800)
  Purchase of premises and equipment                                          (87,498)          (1,246,452)
  Proceeds from sales of premises and equipment                               532,916                  -
  Purchase of land held for investment                                            -               (301,502)
  Proceeds from sales of other assets                                         385,000                  -
                                                                      ----------------     ----------------
        Net cash used in investing activities                             (10,031,335)         (28,860,278)
                                                                      ----------------     ----------------

                    GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                             1997                1996
                                                      ----------------     ----------------
FINANCING ACTIVITIES
  Net increase in deposits                             $    7,982,589       $   14,779,926
  Net increase (decrease) in notes payable                 (4,768,015)          11,285,790
  Net increase (decrease) in Federal Home Loan
    Bank borrowings                                          (565,472)             259,429
  Vesting (forfeiture) of restricted stock, net               (13,324)              70,344
  Proceeds from exercise of stock warrants                        -                 53,077
                                                      ----------------     ----------------
        Net cash provided by financing activities           2,635,778           26,448,566
                                                      ----------------     ----------------
Net decrease in cash and due from banks                      (186,679)            (129,764)

Cash and due from banks at beginning of year                3,388,766            3,518,530
                                                      ----------------     ----------------
Cash and due from banks at end of year                 $    3,202,087       $    3,388,766
                                                      ================     ================
SUPPLEMENTAL DISCLOSURES
  Cash paid for (received from):
    Interest                                           $    5,358,826       $    4,897,812

    Income taxes                                       $      (57,439)      $     (242,332)

NONCASH TRANSACTIONS
  Net change in unrealized gain on securities
    available for sale                                 $      (39,100)      $      (50,954)

  Transfer of securities held to maturity to
    available for sale                                 $    1,510,460       $          -

  Net transfer of property from premises and
    equipment to other assets                          $          -         $      102,284

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

           Golden Isles Financial Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiaries, The First Bank of Brunswick (the "Bank"), First Credit Service Corporation ("FCC") and First Bank Mortgage Corporation ("FBMC"). The Bank is a commercial bank located in Brunswick, Glynn County, Georgia with one branch located on St. Simons Island, Georgia. The Bank provides a full range of banking services in its primary market area of Glynn County and the surrounding southeastern portion of the State of Georgia. FCC is a finance company with operations in Brunswick, Savannah, Martinez and Kingsland, Georgia. FBMC was engaged in the origination, purchase and sale of mortgage loans through offices in several states in the southeastern United States. Its operations have been suspended until the mortgage function is reorganized within the Bank.

         Basis of Presentation

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

           The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

           The principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

         Reclassification of Certain Items

           Certain items in the consolidated financial statements as of and for the year ended December 31, 1996 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Due from Banks

           For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Banks, deposits, interest-bearing deposits and Federal funds purchased and sold are reported net.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

         Securities

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost. All other debt securities are classified as securities available for sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax. In 1997, the Company transferred its entire securities to securities available for sale. There were no securities held to maturity at December 31, 1997.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans

           Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on most loans is credited to income based on the principal amount outstanding. Interest on some consumer finance loans is credited to income based on the sum-of-the-months-digits method, the results of which are not materially different from generally accepted accounting principles.

           Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings Per Common Share

           Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Earnings per common share for the prior periods have been restated to reflect the adoption of SFAS 128.

         Current Accounting Developments

           In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 by the FASB in December 1996, certain provision of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on the Company's financial statements.

           In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement simplifies the standards for computing earnings per share previously set forth in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international earnings per Share ("EPS") standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Current Accounting Developments (Continued)

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues. expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

           In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The statement requires that a business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that the enterprise report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and hold assets and about major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 2.  SECURITIES

         On October 2, 1997, the Bank transferred its entire portfolio of securities held to maturity to its portfolio of securities available for sale. The amortized cost and fair value of the securities transferred was $1,510,460 and $1,497,598, respectively. This transfer resulted in a net unrealized loss of $12,862, which was reflected in stockholders' equity at $8,489, and net of related taxes of $4,373.

         The amortized cost and fair value of securities are summarized as follows:

                                                                        Gross            Gross
                                                     Amortized       Unrealized       Unrealized          Fair
                                                       Cost             Gains           Losses            Value
                                                 ----------------  --------------  ---------------  ----------------
           Securities Available for Sale
            December 31, 1997:
           U. S. Government and agency
           securities                            $    16,042,798   $      83,842   $      (2,859)   $    16,123,781
           Mortgage-backed securities                    658,458           6,446          (1,183)           663,721
                                                 ----------------  --------------  ---------------  ----------------
                                                 $    16,701,256   $      90,288   $      (4,042)   $    16,787,502
                                                 ================  ==============  ===============  ================

           December 31, 1996:
           U. S. Government and agency
           securities                            $     7,271,589   $      45,984   $      (1,290)   $     7,316,283
           Mortgage-backed securities                    706,918           5,532          (3,080)           709,370
                                                 ----------------  --------------  ---------------  ----------------
                                                 $     7,978,507   $      51,516   $      (4,370)   $     8,025,653
                                                 ================  ==============  ===============  ================


            Securities Held to Maturity
            December 31, 1996:
            U. S.  Government and agency
            securities                           $       250,000   $           -   $      (4,375)   $       245,625
            Mortgage-backed securities                 1,803,844               -         (18,197)         1,785,647
                                                 ----------------  --------------  ---------------  ----------------
                                                 $     2,053,844   $           -   $     (22,572)   $     2,031,272
                                                 ================  ==============  ===============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 2.  SECURITIES (Continued)

         The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                              Securities Available for Sale
                                                           -----------------------------------
                                                               Amortized            Fair
                                                                 Cost               Value
                                                           ----------------   ----------------
               Due in one year or less                     $     2,247,517    $     2,252,973
               Due from one year to five years                  13,545,281         13,622,370
               Due from five to ten years                          250,000            248,438
               Mortgage-backed securities                          658,458            663,721
                                                           ----------------   ----------------
                                                           $    16,701,256    $    16,787,502
                                                           ================   ================

        Securities with a carrying value of $1,154,390 and $637,540 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

        Gains and losses on sales of securities available for sale consist of the following:

                                                                     December 31,
                                                           ---------------------------------
                                                                 1997               1996
                                                           ---------------   ---------------
               Gross gains on sales of securities          $       10,093    $            -
               Gross losses on sales of securities                (10,525)           (4,573)
                                                           ---------------   ---------------
               Net realized loss on sales of
                  securities available for sale            $         (432)   $       (4,573)
                                                           ===============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                                                        December 31,
                                                                        ------------------------------------------
                                                                                 1997                  1996
                                                                        --------------------   -------------------
            Commercial, financial, and agricultural                     $        19,960,719    $       26,979,410
            Real estate - construction                                            9,442,036             9,295,969
            Real estate - mortgage                                               50,059,539            32,735,336
            Consumer installment                                                  9,614,709             9,065,266
            Other                                                                   581,187               644,999
                                                                        --------------------   -------------------
                                                                                 89,658,190            78,720,980
            Unearned income                                                        (713,799)             (751,489)
            Allowance for loan losses                                            (1,512,953)           (1,445,365)
                                                                        --------------------   -------------------
            Loans, net                                                  $        87,431,438    $       76,524,126
                                                                        ====================   ===================

         Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                                                 1997                   1996
                                                                         -------------------   -------------------
            Balance, beginning of year                                   $        1,445,365    $          718,057
               Provision for loan losses                                            539,500               975,085
               Loans charged off                                                   (544,139)             (271,009)
               Recoveries of loans previously charged off                            72,227                23,232
                                                                         -------------------   -------------------
            Balance, end of year                                         $        1,512,953    $        1,445,365
                                                                         ===================   ===================

         The Bank had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $1,330,048 and $468,174 at December 31, 1997 and 1996, respectively. These loans had related allowances for loan losses of approximately $199,500 and $210,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans for 1997 and 1996 was $554,433 and $413,355, respectively. There was no significant amount of interest income recognized on impaired loans in 1997 or 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

         The Bank has granted loans to certain directors, executive officers, and related entities of the Company and the Bank. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows:

            Balance, beginning of year                                    $        2,728,631
               Advances                                                            1,347,654
               Repayments                                                         (1,811,056)
                                                                          -------------------
            Balance, end of year                                          $        2,265,229
                                                                          ===================

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                   December 31,
                                                       --------------------------------------
                                                               1997                1996
                                                       ------------------   -----------------
            Land                                       $         514,235    $        514,235
            Buildings and improvements                         2,107,856           2,520,066
            Furniture and equipment                            1,576,712           1,900,711
                                                       ------------------   -----------------
                                                               4,198,803           4,935,012
            Accumulated depreciation                           1,003,221             799,329
                                                       ------------------   -----------------
                                                       $       3,195,582    $      4,135,683
                                                       ==================   =================

NOTE 5.  BROKERED DEPOSITS

         Brokered deposits of $6,100,856 and $2,475,985 are included in time deposits at December 31, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 6.  NOTES PAYABLE

         Notes payable at December 31, 1997 and 1996, consisted of the following:

                                                                                      1997               1996
                                                                              ------------------  -----------------
             American Banking Company ("ABC"), Moultrie, Georgia;             $       2,500,000   $              -
                $3,500,000  term note dated March 29, 1997, interest payable quarterly at prime plus 1/4% (8.75%), through September 30,
                1998, then quarterly principal and interest payments over
                five years, principal being repaid on the basis of a ten
                year amortization and semi-annual payments of $175,000 with a balloon payment due at the end of the five years, secured by 100% of the outstanding stock of the Bank.

             ABC; $1,000,000  operating line of credit dated March 29, 1997,                  -                  -
                interest payable quarterly at prime plus 1/4% (8.75%), to
                expire March 25, 1998 with any outstanding balance added to and amortized with the balance of the ABC term note above, secured by 100% of the outstanding stock of the Bank.

             Southeastern Bank, Darien, Georgia; $4,500,000  line of credit                   -          3,500,000
                refinanced by the Company with ABC in March 1997.

             CoreStates Bank, N.A.; $10,000,000 line of credit dated June             6,867,458          5,350,907
                24, 1996,  due on demand with interest payable monthly at
                prime plus 1/2% (9.0%), secured by qualified loans
                receivable of FCC and guaranty of the Company.

             Bank United of Texas; $30,000,000 line of credit expired in May                  -          4,984,465
                1997.

             NationsBank, N.A.; note payable dated February 19, 1996 for                      -            266,478
                $280,000.  Balance paid in full in July 1997.

             Wachovia Bank, N.A.; notes payable dated August 21, 1995 for                     -             33,623
                $43,486.  Balance paid in full in February 1997.
                                                                              ------------------  -----------------
                                                                              $       9,367,458   $     14,135,473
                                                                              ==================  =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 6.  NOTES PAYABLE (Continued)

         The projected five year maturity of notes payable at December 31, 1997 follows:

                  Year Ending December 31                          Amount
                  -----------------------                      --------------
                     1998                                      $   6,867,458
                     1999                                            350,000
                     2000                                            350,000
                     2001                                            350,000
                     2002                                            350,000
                     Later                                         1,100,000
                                                               --------------
                                                               $   9,367,458
                                                               ==============

NOTE 7.  FEDERAL HOME LOAN BANK BORROWINGS

         During 1997 and 1996, the Bank obtained funding for mortgage loans from the Federal Home Loan Bank of Atlanta. Advances made during 1997 and 1996 had a weighted average interest rate of 6.31% and 6.68%, respectively. The Bank's advances from the Federal Home Loan Bank are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Bank's stock in the Federal Home Loan Bank of Atlanta. A summary of the Bank's FHLB borrowings for the years ended December 31, 1997 and 1996 follows:

                                                                  December 31,
                                                     ---------------------------------------
                                                             1997                 1996
                                                     ------------------    -----------------
            Balance, beginning of year               $       4,444,643     $      4,185,214
               Advances                                      2,808,000           15,016,600
               Repayments                                  (3,373,472)         (14,757,171)
                                                     ------------------    -----------------
            Balance, end of year                     $       3,879,171     $      4,444,643
                                                     ==================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 7.  FEDERAL HOME LOAN BANK BORROWINGS (Continued)

         Advances at December 31, 1997 have maturities in future years as follows:

            Year Ending December 31                               Amount
            -----------------------                            -------------
               1998                                            $    878,671
               1999                                                 611,671
               2000                                                 603,671
               2001                                                 487,671
               2002                                               1,145,687
               Later                                                151,800
                                                               -------------
                                                               $  3,879,171
                                                               =============

NOTE 8.  EMPLOYEE BENEFIT PLAN

         The Company provides a 401(k) plan for qualified employees to defer up to 10% of their salary with matching contributions from the Company made at the discretion of the Board of Directors. Contributions and administrative expenses charged to expense during 1997 and 1996 amounted to $55,999 and $161,763, respectively.

NOTE 9.  INCOME TAXES

         The provision for income tax (benefit) consists of the following:

                                                                                              December 31,
                                                                                  --------------------------------------
                                                                                         1997                 1996
                                                                                  -----------------    -----------------
                Current                                                           $        353,256     $      (215,074)
                Deferred                                                                    42,577            (222,959)
                Benefit of operating loss carryforward                                    (49,542)                  -
                Reversal of valuation allowance on deferred tax assets                   (259,725)                  -
                                                                                  -----------------    -----------------
                                                                                  $         86,566     $      (438,033)
                                                                                  =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 9.  INCOME TAXES (Continued)

         The Company's provision for income tax (benefit) differs from the amounts computed by applying the Federal income tax statutory rates to income (loss) before income tax (benefit). A reconciliation of the differences is as follows:

                                                                               December 31,
                                                        -----------------------------------------------------------
                                                                    1997                            1996
                                                        ----------------------------    ---------------------------
                                                            Amount         Percent          Amount         Percent
                                                        ---------------   ----------    ---------------   ---------
         Income tax (benefit) at statutory rate         $      365,403        34 %      $    (559,878)      (34) %
            Valuation reserve                                (259,725)      (24)                88,225         5
            Net operating loss carryforward                   (49,542)       (5)                    -          -
            Other items, net                                    30,430         3                33,620         2
                                                        ---------------   ----------    ---------------   ---------
         Provision for income tax (benefit)             $       86,566         8 %      $    (438,033)      (27) %
                                                        ===============   ==========    ===============   =========

         The components of deferred income taxes are as follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                     1997                 1996
                                                                              -----------------   ------------------
            Deferred tax assets:
               Allowance for loan losses                                      $        457,205    $         445,750
               Restricted stock                                                         19,386               23,916
               Non accrual loan interest receivable                                     18,280               14,081
               Loans held for sale                                                      60,936               92,223
                                                                              -----------------   ------------------
                                                                                       555,807              575,970
                                                                              -----------------   ------------------

            Valuation allowance                                                              -            (259,725)
                                                                              -----------------   ------------------

            Deferred tax liabilities:
               Premises and equipment                                                  103,742               78,654
               Unrealized gain on securities available for sale                         29,324               16,029
               Other                                                                         -                2,674
                                                                              -----------------   ------------------
                                                                                       133,066               97,357
                                                                              -----------------   ------------------

            Net deferred tax assets                                           $        422,741    $         218,888
                                                                              =================   ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 10. EARNINGS (LOSS) PER COMMON SHARE

         The following is a reconciliation of net income (loss) (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share.

                                                                                  Year Ended December 31, 1997
                                                                     -------------------------------------------------------
                                                                          Income            Shares            Per Share
                                                                       (Numerator)       (Denominator)          Amount
                                                                     -----------------  ----------------   -----------------
                    Basic earnings per share
                       Net income                                    $        988,149         2,323,984    $           0.43
                                                                                                           =================

                    Effect of Dilutive Securities
                       Stock options                                                -            11,071
                                                                     -----------------  ----------------

                    Dilutive earnings per share
                       Net income                                    $        988,149         2,335,055    $           0.42
                                                                     =================  ================   =================
                                                                                  Year Ended December 31, 1996
                                                                     -------------------------------------------------------
                                                                           Loss             Shares            Per Share
                                                                       (Numerator)       (Denominator)          Amount
                                                                     -----------------  ----------------   -----------------
                    Basic loss per share
                       Net loss                                      $    (1,208,666)         2,341,296    $         (0.52)
                                                                                                           =================

                    Effect of Dilutive Securities
                       Stock options                                                -             6,651
                                                                     -----------------  ----------------

                    Dilutive loss per share
                       Net loss                                      $    (1,208,666)         2,347,947    $         (0.51)
                                                                     =================  ================   =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

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

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Bank's commitments is as follows:

                                                                 December 31,
                                                         -----------------------------
                                                             1997            1996
                                                         ------------    -------------
            Commitments to extend credit                 $ 8,364,777     $ 12,475,665
            Standby letters of credit                        592,000          735,200
                                                         ------------    -------------
                                                         $ 8,956,777     $ 13,210,865
                                                         ============    =============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

         The Company has entered into several operating lease agreements. The approximate future minimum lease payments under the lease terms at December 31, 1997, are as follows:

             Year Ending December 31,                         Amount
             ------------------------                    ----------------
                1998                                     $        97,747
                1999                                              59,835
                2000                                              45,835
                2001                                              27,503
                                                         ----------------
                                                         $       230,920
                                                         ================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 12. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in and around Glynn County, Georgia. Through FCC, the Company offers consumer credit to customers throughout southeast Georgia. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Glynn County area.

         Approximately sixty-six percent (66%) of the Company's loan portfolio is concentrated in real estate loans, of which 11% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
         Note 3.

         The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,500,000.

         The Company had a concentration of funds with one correspondent bank at December 31, 1997 as follows:

                Cash and due from bank                       $      2,534,663
                Federal funds sold                                    800,000
                                                             -----------------
                                                             $      3,334,663
                                                             =================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 13. RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS

         Restricted Stock

           In August 1994, the Company granted 9,260 shares of restricted stock to four key employees. Of the above shares, 8,100 were forfeited in 1997, and the remaining 1,160 shares will vest in August 1999. In July 1995, the Company granted 62,570 shares of restricted stock to eight directors. In 1997, 22,558 of these shares were forfeited. All of the remaining 40,012 shares will be fully vested by the end of the seventh year from the date of the grant. The cost of the restricted stock is being amortized over the vesting periods. For the years ended December 31, 1997 and 1996, $32,466 and $70,344, respectively, was amortized as restricted stock and the same amount was credited to capital surplus. The cost recovery associated with the restricted shares that were forfeited in 1997 was $45,790. This cost recovery was debited to capital surplus.

         Stock Options

           The Company has options outstanding under three stock option plans. The 1991 Incentive Stock Option Plan ("Plan A") and the 1991 Nonstatutory Stock Option Plan ("Plan B") were discontinued in 1995 and replaced by the 1995 Stock Option Plan (the "1995 Plan".) Options granted under the two prior plans at the date of replacement by the 1995 Plan remain outstanding and can be exercised during the terms of the option agreements unless such options are forfeited by the optionee. The option price for shares granted under Plan A were at least equal to the fair value of such shares on the date granted unless the optionee was a restricted shareholder, in which case the options price was at least equal to 110% of the fair value of the shares on the date granted. The option price for shares of common stock to be issued under Plan B was determined by the Board, but under no circumstances could the option price be less than the fair value of the shares on the date granted.

           Options granted under the 1995 Plan are one of two types: (i) those which qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or (ii) those which do not so qualify ("Nonqualify Options"). The 1995 Plan provides that not more than 250,000 shares in the aggregate be issued for Incentive Stock Options and Nonqualified Options. The exercise price of an Incentive Stock Option shall not be less than the fair value at the date of grant. The fair value shall be determined from the trading price on a national securities exchange, NASDAQ, or over-the-counter markets, if so traded. If not so traded, the Board will determine the fair value based upon recent sales reported to the Company. The exercise price of a Nonqualified Option shall be determined by the Board on the date granted.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 13. RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

           A summary of the status of the three plans at December 31, 1997, and 1996 and changes during the years ended on those dates is as follows:

                                                                1997                           1996
                                                    ------------------------------ -----------------------------
                                                                     Weighted-                      Weighted-
                                                                      Average                        Average
                                                                      Exercise                      Exercise
                                                       Number          Price          Number          Price
                                                    -------------  --------------- -------------  --------------
           Under option, beginning of the year           102,755    $        5.75       127,828   $        5.46
              Granted                                     15,000             7.00        62,526            6.14
              Exercised                                       -                -             -               -
              Forfeited                                   (3,678)            6.06       (87,599)            5.59
                                                    -------------                  -------------

           Under option, end of year                     114,077             5.91       102,755            5.75
                                                    =============                  =============

           Exercisable at end of year                     98,077                         82,755
                                                    =============                  =============

           Weighted-average fair value per
              option of options granted
              during year                                   3.24                           3.40
                                                    =============                  =============

           Additional information about options outstanding at December 31, 1997 is as follows:

                                             Options Outstanding                                 Options Exercisable
                     --------------------------------------------------------------------   -------------------------------
                                                          Weighted-         Weighted-                         Weighted-
                        Range of                           Average           Average                           Average
                        Exercise          Number         Contractual         Exercise          Number          Exercise
                         Prices         Outstanding     Life in Years         Price         Outstanding         Price
                     ---------------   --------------   ---------------   ---------------   -------------   ---------------
                     $         4.00           22,500               3.4    $         4.00          22,500    $         4.00
                               4.60            4,755               5.1              4.60           4,755              4.60
                               6.00           17,488               8.1              6.00          17,488              6.00
                               6.25            5,379               6.1              6.25           5,379              6.25
                               6.50           48,955               7.7              6.50          32,955              6.50
                               7.00           15,000              10.0              7.00          15,000              7.00
                                       --------------                                       -------------
                                             114,077               7.0              5.91          98,077              5.91
                                       ==============                                       =============

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 13. RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

           As permitted under generally accepted accounting principles, grants under the plans are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income (loss) and earnings (loss) per share would have been reduced to:

                                                                       December 31,
                                            -------------------------------------------------------------------
                                                          1997                              1996
                                            --------------------------------- ---------------------------------
                                                                  Basic                             Basic
                                                  Net           Net Income          Net           Net Loss
                                                Income          Per Share          Loss           Per Share
                                            ----------------  --------------- ---------------- ----------------
          As reported                       $       988,149   $         0.43  $    (1,208,666) $         (0.52)
          Stock based
             compensation, net
             of related tax effect                  (36,440)           (0.02)         (50,151)           (0.02)
                                            ----------------  --------------- ---------------- ----------------
          As adjusted                       $       951,709   $         0.41  $    (1,258,817) $         (0.54)
                                            ================  =============== ================ ================
                                                                       December 31,
                                            -------------------------------------------------------------------
                                                          1997                              1996
                                            ---------------------------------  --------------------------------
                                                                 Diluted                           Diluted
                                                  Net           Net Income          Net            Net Loss
                                                 Income         Per Share           Loss          Per Share
                                            ----------------- ---------------  ---------------  ---------------
          As reported                       $        988,149  $         0.42   $   (1,208,666)  $        (0.51)
          Stock based
             compensation, net
             of related tax effect                   (36,440)          (0.02)         (50,151)           (0.02)
                                            ----------------- ---------------  ---------------  ---------------
          As adjusted                       $        951,709  $         0.40   $   (1,258,817)  $        (0.53)
                                            ================= ===============  ===============  ===============

           The fair value of the options granted in 1997 was based upon the discounted value of future cash flows of the options using the following assumptions:

           Risk-free interest rate                                                                       6.13%
           Expected life of the options                                                               10 years
           Expected dividend rate                                                                        0.00%
           Expected volatility                                                                          13.27%

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 13. RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

         Warrants to Purchase Common Stock

         In 1994, the Company initiated a public secondary stock offering to sell 1,538,462 Units at a price of $6.50 per Unit. Each Unit consisted of one share of common stock and one Class A Warrant to purchase common stock. Each of the Class A Warrants expires in three years and entitles the holder to purchase an additional share of common stock at a price of $7.25 in year one, $8.25 in year two and $9.50 in year three. The public offering was closed in 1995 following the sale of 897,230 Units. After deducting related stock offering and issue expense, net proceeds of $5,456,457 were credited to paid-in capital. No warrants were exercised in 1997. During 1996, warrants to purchase 7,321 shares of common stock were exercised at a price of $7.25 per share. Proceeds of $53,077 were credited to paid-in capital. As of December 31, 1997, warrants were outstanding to purchase an additional 889,909 shares of common stock.

NOTE 14. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $637,000 of the Bank's retained earnings were available for dividend declaration without regulatory approval.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which it is subject.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 14. REGULATORY MATTERS (Continued)

         As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                          To Be Well
                                                                               For Capital             Capitalized Under
                                                                                Adequacy               Prompt Corrective
                                                     Actual                     Purposes               Action Provisions
                                           ----------------------------  ------------------------  --------------------------
                                               Amount          Ratio         Amount       Ratio        Amount         Ratio
                                           ----------------  ----------  ---------------  -------  ----------------  --------
            As of December 31, 1997
              Total Capital
                 (to Risk Weighted
                  Assets):
                 Consolidated              $    11,648,800       14.1%   $    6,620,000     8.0%   $     8,275,000     10.0%
                 Bank                      $     9,137,100       12.7%   $    5,767,500     8.0%   $     7,209,400     10.0%
              Tier I Capital
                 (to Risk Weighted
                  Assets):
                 Consolidated              $    10,608,500       12.8%   $    3,310,000     4.0%   $     4,965,000      6.0%
                 Bank                      $     8,232,200       11.4%   $    2,883,800     4.0%   $     4,325,700      6.0%
              Tier I Capital
                 (to Average Assets):
                 Consolidated              $    10,608,500        9.5%   $    4,454,500     4.0%   $     5,568,100      5.0%
                 Bank                      $     8,232,200        8.3%   $    3,965,400     4.0%   $     4,956,800      5.0%

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 14. REGULATORY MATTERS (Continued)

                                                                                                          To Be Well
                                                                               For Capital             Capitalized Under
                                                                                Adequacy               Prompt Corrective
                                                     Actual                     Purposes               Action Provisions
                                           ----------------------------  ------------------------  --------------------------
                                               Amount          Ratio         Amount       Ratio        Amount         Ratio
                                           ----------------  ----------  ---------------  -------  ----------------  --------
            As of December 31, 1996
              Total Capital
                 (to Risk Weighted
                  Assets):
                 Consolidated              $    10,669,000       12.6%   $    6,780,000     8.0%   $     8,474,000     10.0%
                 Bank                      $     7,286,000       10.4%   $    5,601,000     8.0%   $     7,001,000     10.0%
              Tier I Capital
                 (to Risk Weighted
                  Assets):
                 Consolidated              $     9,604,000       11.3%   $    3,390,000     4.0%   $     5,085,000      6.0%
                 Bank                      $     6,407,000        9.2%   $    2,800,000     4.0%   $     4,201,000      6.0%
              Tier I Capital
                 (to Average Assets):
                 Consolidated              $     9,604,000        9.4%   $    4,103,000     4.0%   $     5,129,000      5.0%
                 Bank                      $     6,407,000        7.4%   $    3,469,000     4.0%   $     4,337,000      5.0%

NOTE 15. RESTRUCTURING OF MORTGAGE BANKING ACTIVITIES

         The Company has developed and is in the process of implementing a strategic plan to restructure its mortgage banking activities. Accordingly, the Company has suspended the mortgage banking activities of FBMC in an effort to down size and restructure its operations and eventually transfer its operations to the Bank. The Bank will focus on originating and brokering retail mortgages in the local and surrounding area. The wholesale national B, C and D mortgage business has been discontinued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 16. SEGMENT REPORTING

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

          For the Year Ended          Holding         Banking         Credit       Mortgage
          December 31, 1997           Company       Subsidiary      Financing       Banking     Eliminations    Consolidated
   ------------------------------  -------------- --------------- -------------- ------------- --------------  ---------------
   Revenues from unaffiliated
     customers                     $        7,964 $     9,212,319 $    2,611,451 $     397,343 $            -  $   12,229,077
   Revenues from affiliates               171,524          57,882              -        19,410      (248,816)               -
                                   -------------- --------------- -------------- ------------- --------------  --------------
                 Total revenues    $      179,488 $     9,270,201 $    2,611,451 $     416,753 $    (248,816)  $   12,229,077
                                   ============== =============== ============== ============= ==============  ==============

   Income (loss) from operations
     before income tax (benefit)   $    (869,035) $     1,857,716 $      116,527 $    (30,493) $            -  $    1,074,715
                                   ============== =============== ============== ============= ==============  ==============

   Identifiable assets at
     December 31, 1997             $   13,579,609 $   104,890,874 $   10,520,731 $   1,519,364 $  (14,977,722) $  115,532,856
                                   ============== =============== ============== ============= ==============  ==============

   Depreciation and amortization
     expense                       $       35,416 $       238,296 $       95,663 $      38,146                 $      407,521
                                   ============== =============== ============== =============                 ==============

   Premises and equipment
     acquisitions                  $            - $        66,310 $       21,188 $           -                 $       87,498
                                   ============== =============== ============== =============                 ==============
       For the Year Ended
       December 31, 1996
---------------------------------
    Revenues from unaffiliated
      customers                     $      10,811   $  8,165,365   $  1,881,298   $   947,759   $            -  $   11,005,233
    Revenues from affiliates              232,084         48,698          1,119         3,508        (285,409)               -
                                    -------------   ------------   ------------   -----------   --------------  --------------
                  Total revenues    $     242,895   $  8,214,063   $  1,882,417   $   951,267   $    (285,409)  $   11,005,233
                                    =============   ============   ============   ===========   ==============  ==============

    Income (loss) from operations
      before income tax (benefit)   $   (876,311)   $    902,771   $  (340,087)   $(1,333,072)  $            -  $  (1,646,699)
                                    =============   ============   ============   ============  ==============  ==============

    Identifiable assets at
      December 31, 1996             $  13,578,668   $ 95,981,034   $  9,022,409   $ 8,278,016   $ (14,212,563)  $  112,647,564
                                    =============   ============   ============   ===========   ==============  ==============

    Depreciation and amortization
      expense                       $      35,349   $    233,942   $     64,454   $    60,898                   $      394,643
                                    =============   ============   ============   ===========                   ==============

    Premises and equipment
      acquisitions                  $     628,811   $    211,348   $    167,112   $   239,181                   $    1,246,452
                                    =============   ============   ============   ===========                   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

         Notes Payable

           For variable-rate notes that reprice frequently, fair values are based on carrying values. For fixed rate notes payable, fair values are estimated using the discounted cash flow methods using current interest rates for notes of similar terms.

         Federal Home Loan Bank Borrowings

           The fair values of the Company's Federal Home Loan Bank (FHLB) borrowings are estimated using discounted cash flow methods based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Off-Balance Sheet Instruments

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

         The estimated fair values of the Company's financial instruments were as follows:

                                                    December 31, 1997                    December 31, 1996
                                            -----------------------------------  ----------------------------------
                                                Carrying            Fair             Carrying            Fair
                                                 Amount            Value              Amount             Value
                                            ----------------- -----------------  ---------------- -----------------
         Financial assets:
           Cash and due from banks,
           interest-bearing deposits with
           banks and Federal funds sold     $      5,554,761  $      5,554,761   $    12,890,836  $     12,890,836
           Securities available for sale          16,787,502        16,787,502         8,025,653         8,025,653
           Securities held to maturity                     -                 -         2,053,844         2,031,272
           Loans held for sale                       307,457           307,457         6,323,719         6,323,719
           Loans                                  87,431,438        86,519,047        76,524,126        76,634,635

         Financial liabilities:
           Deposits                               90,790,757        90,899,387        82,808,168        83,231,777
           Note payable                            9,367,458         9,367,458        14,135,473        14,133,000
           FHLB borrowings                         3,879,171         3,929,155         4,444,643         4,458,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 18. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of operations and cash flows for Golden Isles Financial Holdings, Inc. as of and for the years ended December 31, 1997 and 1996:

                            CONDENSED BALANCE SHEETS

                                                                                     1997                  1996
                                                                              -----------------     -----------------
                                          Assets
                Cash                                                          $        574,899      $         45,658
                Due from subsidiaries                                                1,550,000             1,909,297
                Investment in subsidiaries                                          11,380,327            10,563,977
                Premises and equipment, net                                             51,156               615,267
                Other assets                                                            23,227               444,469
                                                                              -----------------     -----------------
                          Total assets                                        $     13,579,609      $     13,578,668
                                                                              =================     =================

                           Liabilities and Stockholders' Equity
                           ------------------------------------

             Liabilities
                Notes payable                                                 $      2,500,000      $      3,766,478
                Other liabilities                                                      329,804                63,015
                                                                              -----------------     -----------------
                          Total liabilities                                          2,829,804             3,829,493
                                                                              -----------------     -----------------

             Stockholders' equity                                                   10,749,805             9,749,175
                                                                              -----------------     -----------------

                          Total liabilities and stockholders' equity          $     13,579,609      $     13,578,668
                                                                              =================     =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 18. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                    1997                 1996
                                                                             -----------------    -----------------
            Income
               Interest                                                      $        171,549     $        234,433
               Other                                                                    7,939                8,462
                                                                             -----------------    -----------------
                      Total income                                                    179,488              242,895
                                                                             -----------------    -----------------

            Expense
               Interest                                                               261,580              231,436
               General and administrative                                             786,943              887,770
                                                                             -----------------      ---------------
                    Total expense                                                   1,048,523            1,119,206
                                                                             -----------------      ---------------

                    Loss before income tax benefits and
                       equity in undistributed income (loss) of subsidiaries        (869,035)            (876,311)

            Income tax benefits                                                     (366,639)            (350,523)
                                                                             -----------------    -----------------

                    Loss before equity in undistributed income (loss)
                       of subsidiaries                                              (502,396)            (525,788)

            Equity in undistributed income (loss) of subsidiaries                   1,490,545            (682,878)
                                                                             -----------------    -----------------
                    Net income (loss)                                        $        988,149     $    (1,208,666)
                                                                             =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 18. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    1997                 1996
                                                                             -----------------    -----------------
          OPERATING ACTIVITIES
             Net income (loss)                                               $        988,149     $    (1,208,666)
             Adjustments to reconcile net income (loss) to net
                cash used in operating activities:
                Depreciation                                                           35,416               35,349
                Undistributed (income) loss of subsidiaries                       (1,490,545)              682,878
                Net loss on disposal of premises and equipment                         64,715                    -
                Loss on sale of other assets                                            1,502                    -
                Change in other prepaids, receivables, deferrals and
                      accruals, net                                                   386,529             (84,365)
                                                                             -----------------    -----------------

                  Net cash used in operating activities                              (14,234)            (574,804)
                                                                             -----------------    -----------------

          INVESTING ACTIVITIES
             Net increase in due from to subsidiaries                                  59,297              331,881
             Investment  in (return of) capital of subsidiaries                     1,000,000          (3,535,000)
             Purchase of premises and equipment                                             -            (626,051)
             Proceeds from sales of premises and equipment                            463,980                    -
             Proceeds from sale of other assets                                       300,000                    -
                                                                             -----------------    -----------------
                  Net cash provided by (used in) investing activities               1,823,277          (3,829,170)
                                                                             -----------------    -----------------

          FINANCING ACTIVITIES
             Net increase (decrease) in notes payable                             (1,266,478)            3,666,478
             Vesting of restricted stock                                             (13,324)               70,344
              Proceeds from exercise of stock warrants                                      -               53,077
                                                                             -----------------    -----------------
                      Net cash provided by (used in) financing activities         (1,279,802)            3,789,899
                                                                             -----------------    -----------------

          Net  increase (decrease) in cash                                            529,241            (614,075)

          Cash at beginning of year                                                    45,658              659,733
                                                                             -----------------    -----------------
          Cash at end of year                                                $        574,899     $         45,658
                                                                             =================    =================

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

The decision of the Company to engage new certifying accountants was approved by its Board of Directors. There were, during the two most recent fiscal years of the Company and for the period of January 1, 1996 through December 8, 1996, no disagreements, whether resolved or unresolved, with Francis & Company with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction would have caused Francis & Company to make reference to the subject matter of the disagreement(s) in connection with its report. There have been no changes in or disagreements with Mauldin & Jenkins, as the Company's principal accountants, for the year ended December 31, 1997.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and executive officers of GIFH are as follows:
                                                                     Director
     Name (Age)                      Position With Company            Since
     ----------                      ---------------------           --------
L. McRee Harden (41)                 Director                          1988

Michael D. Hodges (43)               President and CEO                 1991
                                     of Bank;

Russell C. Jacobs, Jr. (61)          Director                          1988

James M. Fiveash (66)                Director                          1997

Claude Kermit Keenum (60)            Director                          1988

Charles Ray Acosta (57)              Director                          1997

Jimmy D. Veal (48)                   Vice Chairman and                 1987
                                     Secretary/Treasurer

J. Thomas Whelchel (62)              Acting Chairman and CEO           1988

Members of the Board of Directors serve for a period of one year, or until their death, resignation, removal or replacement under GIFH's governing instruments by a duly elected and qualified candidate.

A brief account of the business experience of each of the directors and executive officers during the past five years is set out below.

L. McRee Harden. Mr. Harden has been a director of the Company since July 1988, a director of the Bank since February 1990, and a director of FCC since July 1993. Mr. Harden is the Secretary and Treasurer of Friendly Express, Inc., a company which operates a chain of approximately 28 convenience stores in south Georgia and Florida.

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

James M. Fiveash. Mr. Fiveash initially served as a director of the Company from 1989 until his resignation in 1994, and was elected as a director of the Company at the 1997 Annual Meeting of Shareholders and also serves as a director of FCC. Mr. Fiveash is retired, and serves as part-time president of The Fiveash Company, which is in the business of renting trucking terminals.

Claude Kermit Keenum. Mr. Keenum has been a director of the Company since July 1988, a director of the Bank since February 1990, and a director of FCC since July 1995. He was the Superintendent of the Glynn County School System from 1980 to 1989 and the Superintendent of the Cobb County School System in metropolitan Atlanta from 1989 to 1992. Mr. Keenum was most recently President of Southeastern Communication Systems, Inc. and Keenum's Educational Services, Inc., and is now retired.

Charles R. Acosta. Mr. Acosta has been employed by Georgia Power Company since 1964. He has been Region Manager for the Coastal Region, a 10-county service area, since 1993. Prior to that, he was District Manager for the Brunswick District from 1977 to 1993. Mr. Acosta is Past President and Campaign Chairman of the United Way of Brunswick and Glynn County, and past Chairman of the Brunswick and Glynn County Development Authority. Mr. Acosta was one of the original directors of the Company and served as a director of the Company from 1987 to 1994. He also served as a director of the Bank from 1990 to 1994.
Mr. Acosta was reelected as a director of the Company at the 1997 Annual Meeting of Shareholders.

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

J. Thomas Whelchel. Mr. Whelchel has been the Chairman and CEO of the Company since October 17, 1996. Prior to that, Mr. Whelchel was a Vice Chairman of the Company between July 1995 and October 1996. From July 1988 through July 1995, he served as President of the Company. Mr. Whelchel has been a director of the Company since July 1988, and Chairman and a director of the Bank since February 1990. Mr. Whelchel has also been a director of both FCC and FBMC since July 1993. He is a senior partner in the Brunswick law firm of Whelchel, Brown, Readdick and Bumgartner.

None of the directors hold directorships in any reporting company other than Golden Isle Financial Holdings, Inc.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers of the Company.

During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A "legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1997 and Form 5 and amendments thereto furnished to the Company during 1997, no person who, at any time during 1997, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1997 fiscal year or previously.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table is a summary of compensation paid during the past three years to the individual serving as the Company's CEO during 1997 and any other executive officer who during 1997 earned in excess of $100,000 in annual salary and bonus.

                           SUMMARY COMPENSATION TABLE

                                                                                   SECURITIES
                                                     OTHER ANNUAL   RESTRICTED1    UNDERLYING       LTIP       ALL OTHER
NAME AND POSITION     YEAR      SALARY     BONUS     COMPENSATION  STOCK AWARDS   OPTIONS/SARS(#)  PAYOUTS    COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
J. THOMAS WHELCHEL   1997      91,872/5/   -----        -----          -----         -----         -----         -----
CEO
                     1996      -------     -----        -----                        1,390/4/      -----         -----

                     1995      -------     -----        -----         61,950/2/      -----         -----         -----

MICHAEL D. HODGES    1997      120,919     -----        -----          -----         -----         -----         -----
PRESIDENT
FIRST BANK OF        1996      100,861     -----        -----          -----         2,042/4/      -----         -----
BRUNSWICK
                     1995       92,096     6,000        -----         10,498/3/      6,921/4/      -----         -----

JAMES T. LAYMAN      1997      109,262     -----        -----          -----         -----         -----         -----
PRESIDENT
FIRST CREDIT         1996       99,667     -----        -----          -----         3,523/4/      -----         -----
CORPORATION
                     1995       91,179    12,749        -----          -----         5,000/4/      -----         -----
---------------------------------------------------------------------------------------------------------------------------

   /1/ In the event that the Company declares a dividend on its outstanding shares of Common Stock, then such dividend will be equally applicable to the restricted stock reported in this column.

   /2/ The aggregate number of shares of restricted stock held by J. Thomas Whelchel as of December 31, 1997, is 10,325 shares and the value of such shares is $17,905 based on the terms of the following vesting schedule. Under the terms of the award of these restricted shares to Mr. Whelchel in 1995 ("1995 Restricted Stock") one-seventh of such shares (1,475) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Whelchel becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

         /3/ The aggregate number of shares of restricted stock held by Michael
D. Hodges as of December 31, 1997, is 2,390 shares and the value of such shares is $2,792, based on the following schedule. Of the shares of restricted stock, 775 were awarded to Mr. Hodges in 1994 ("1994 Restricted Stock"), all of which vest upon the earlier of (i) five years from August 17, 1994, the date the shares were granted to Mr. Hodges or (ii) a change in control in the ownership of the Company through the acquisition of more than 50% of the Company's outstanding stock by a third party. Mr. Hodges will forfeit the 1994 Restricted Stock if he is not employed by either the Company or one of its subsidiaries on August 16, 1999, unless Mr. Hodges' employment is termination because of the sale of the Company or a subsidiary through which Mr. Hodges is employed and Mr. Hodges is not offered other employment within the Company of one of its subsidiaries. Under the terms of the award of 1,615 shares of restricted stock awarded to Mr. Hodges in 1995 ("1995 Restricted Stock"), one-seventh of such shares (230 shares) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Hodges becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

         /4/ These options are incentive stock options which have been granted pursuant to that certain Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan adopted by the Company on July 25, 1995 (the "1995 Plan"). The 1995 Plan provides for the granting of certain options that are intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, as well as certain nonstatutory stock options that are non intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These incentive stock options were granted on July 25, 1995, and vested immediately upon being granted. These options may be exercised at any time before the earlier of (i) July 25, 2005 or (ii) the date upon which the optionee ceases to be an employee of the Company; provided, however, that if the Optionee's employment with the Company is terminated for any reason other than (a) optionee's death or disability, (b) optionee's voluntary termination of his employment with the Company's consent, or (c) termination of optionee's employment by the Company for cause, then, in such event, optionee may exercise these incentive stock options for up to three months after termination of his employment (but in no event later than July 25, 2005).

         /5/ Mr. Whelchel served as acting CEO of the Company without a written agreement, and the compensation committee of the Board agreed to compensate Mr. Whelchel for his time spent as CEO of the Company. The amount stated as his salary for 1997 is the amount settled upon by the compensation committee.


         OPTION/SAR GRANTS. There was no grant of any stock option or stock appreciation right ("SAR") to any of the individuals for whom compensation information has been provided in the above summary compensation table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                          AND FY-END OPTION/SAR VALUES

Name                         Shares acquired on      Value Realized    Number of securities underlying     Value of Unexercised
                             exercise (#)            (#)               Unexercised Options/SARS at FY-End  in-the-money options
                                                                       (Exercisable/Unexercisable)         SARs at FY-End
                                                                                                           (Exercisable/
                                                                                                           Unexercisable)
J. Thomas Whelchel           ------                  ------            1,390/0 /2/                         4,691.25/0 /1/

Michael D. Hodges            ------                  ------            30,124/0 /3/                        136,760.21/0 /1/

James T. Layman              ------                  ------            4,523/5,000 /4/                     13,399.63/14,375 /1/

         No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 1997.

         The Company does not have any Long Term Incentive Plans in effect.

         /1/ Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock at March 19, 1998 ($9.38) and the exercise prices of the options.

         /2/ On January 18, 1996, these options were awarded to Mr. Whelchel as compensation with respect to his services as a director.

         /3/ Michael D. Hodges has the right to acquire 30,124 shares of the Company's common stock pursuant to stock options issued by the Company to Mr. Hodges. All of the 30,124 stock options held by Mr. Hodges were exercisable as of January 20, 1996. Of the 30,124 stock options, 18,750 are exercisable at the price of $4.00 per share, 1,003 are exercisable at the price of $4.60 per share, 1,408 are exercisable at the price of $6.25 per share, 6,921 are exercisable at the price of $6.50 per share, and 2,042 are exercisable at the price of $6.00 per share.

         /4/ Of these options, 1,000 were granted on February 22, 1994 with an exercise price of $6.25 per share, and expire on February 22, 2004; 5,000 were granted on July 25, 1995 with an exercise price of $6.50 per share, but are not yet vested or subject to exercise; 292 were granted on January 19, 1996 at an exercise price of $6.00 per share, and expire on January 19, 2006; and 3,231 were granted on February 15, 1996 at an exercise price of $6.50 per share, and expire February 15, 2006.

EMPLOYMENT AGREEMENTS

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

Mr. Whelchel served as Acting President and CEO of the Company beginning October 17, 1996, and throughout the period covered by this report without any written employment agreement, but with the understanding, however, that the compensation committee of the Board would determine the sum to be paid to him for his services. The recommendation by the compensation committee was approved by the full Board, and the compensation paid to Mr. Whelchel as disclosed in the Summary Compensation Table included in this Item 10. Mr. Whelchel is continuing to serve as CEO of the Company with no compensation.

On December 26, 1996, FCC and James T. Layman entered into a written employment agreement ("Layman Agreement") summarizing the terms of Mr. Layman's employment with FCC. Pursuant to the Layman Agreement, Mr. Layman is to serve as President and Chief Executive Officer of FCC. Mr. Layman's base salary was set at $95,000 per year, subject to possible annual increases. The Layman Agreement provides that Mr. Layman is entitled to bonuses and other benefits including an automobile. The Layman Agreement is effective through December 31, 2001, and may be modified by the mutual consent of Mr. Layman and FCC. Should there be a change in control of the Company, the Layman Agreement remains in force and effect.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth share ownership information as of December 31, 1997, with respect to any person known to GIFH to be a beneficial owner of more than 5% of GIFH's Common Stock, including Common Stock owned in the form of Units. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned. Percentage ownership is calculated based on outstanding shares.

Security Ownership of Certain Beneficial Owners*


Name and Address                    Number of        Percent of
of Beneficial Owner                  Shares             Class

Leonard W. Golan (1)                188,034             8.13%
21st Floor, Three First
   National Plaza
Chicago, Illinois 60602

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

The following table sets forth share ownership information as of December 31, 1997, with respect to (i) each director and named executive officer of GIFH who beneficially owns Common Stock, including Common Stock owned in the form of Units, and (ii) all directors and named executive officers of GIFH as a group. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. Percentage ownership is calculated based on outstanding shares.

Security Ownership of Management*


         Name and Address                                                Percent
         of Beneficial Owner              Number of Shares              of Class
         -------------------              ----------------              --------

         L. McRee Harden (1)
         P.O. Box 2369                          19,385                    .84%
         Darien, GA 31305

         Michael D. Hodges (2)
         207 Dunbarton Drive                    50,033                   2.16%
         St. Simons Island, GA 31522

         Russell C. Jacobs, Jr.  (3)
         308  Oak Grove Island Drive            16,763                    .73%
         Brunswick, GA 31525

         C. Kermit Keenum (4)
         100 Old Mountain Road                  16,545                    .72%
         Powder Springs, GA 30073

         Jimmy D. Veal (5)
         711 Beachview Drive                    81,898                   3.54%
         Jekyll Island, GA 31527

         J. Thomas Whelchel (6)
         5 Glynn Avenue                         31,740                   1.37%
         Brunswick, GA 31520

         Charles R. Acosta (7)
         226 Medinah                            27,624                   1.19%
         St. Simons Island, GA 31522

         James M. Fiveash (8)
         605 King Cotton Row                    40,000                   1.73%
         Brunswick, GA 31525

         All Directors and Executive
         Officers as a Group                   283,988                  12.27%
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

(2)      Includes the right to acquire 30,124 shares pursuant to vested options.

(3)      Includes the right to acquire 1,263 shares pursuant to vested options.

(4)      Includes the right to acquire 1,045 shares pursuant to vested options.

(5) Includes 9,125 shares owned as custodian for his son, Daniel D. Veal, 9,125 shares owned as custodian for his son, Zachary T. Veal, both under the Uniform Gifts to Minors Act, and 1,958 shares pursuant to vested options.

(6) Includes 25 shares owned by Mr Whelchel's daughter for which he disclaims beneficial ownership, and 1,390 shares pursuant to vested options.

(7)      Includes 1,437 shares beneficially owned by Mr. Acosta.

(8) Includes 6,000 shares owned individually by Mr. Fiveash and 34,000 shares beneficially owned by him.

Item 12.  Certain Relationships and Related Transactions.

During 1997, the Bank loaned funds to certain of GIFH's executive officers and directors or to businesses in which such persons had an interest. All such loans were: (a) in the ordinary course of business, (b) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits List and Reports on Form 8-K.

A.  Exhibits Required Under Item 601 of Regulation S-B.

Exhibit No.       Description

3(a) Restatement and Amendment of the Articles of Incorporation of GIFH, effective August 24, 1995 (filed as Exhibit 3.(i) to GIFH's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995(File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

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

10(d) Stock Option Agreement Under Golden Isles Financial Holdings, Inc. 1991 Incentive Stock Option Plan and 1991 Nonstatutory Stock Option Plan dated February 22, 1994, between Golden Isles Financial Holdings, Inc. and Michael D. Hodges (filed as Exhibit 10(f) to GIFH's Annual Report on Form 10-KSB(File Number 33-19735-A), filed with the Commission on March 31, 1995 and incorporated herein by reference).

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

10(h) Form of Option Agreement, dated July 25, 1995, entered into between GIFH and each of Paul D. Lockyer and Michael D. Hodges (filed as Exhibit 10.(iii)to the Registrant"s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

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

10(l) Sales Contract dated November 29, 1995 between 200 Plantation Chase Company, a Georgia general partnership, and the Registrant filed as Exhibit 10(l) to the Registrant's Annual Report on Form 10-KSB (File Number 33-19735-A), filed with the Commission on March 31, 1996 and incorporated herein by reference).

10(m) Loan Agreement dated March 29, 1997, between American Banking Company and Golden Isles Financial Holdings, Inc. (filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 31, 1997).

10(n)             Employment Agreement between the Bank and Michael D.
                  Hodges dated February 20, 1997 (filed as Exhibit 10(n) to Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 31, 1997).

21                Subsidiaries of GIFH (filed as Exhibit 21 to
                  Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 31, 1997).

27                Financial Data Schedule.

99(a)             Amendment No. 2 to Registrant's Registration
                  Statement on Form SB-2 (File No. 33- 77822), filed with the Commission on April 29, 1995, is incorporated herein by reference.

99(b) Text of Resolution adopted by Company's Board of Directors on December 9, 1996 (filed as Schedule 1 to Registrant's Definitive Proxy Statement dated February 17, 1997 (File No. 0-27448), and filed with the Commission on February 18, 1997, and incorporated herein by reference.

99(c)             Amendment No. 3 to Registrant's Registration
                  Statement on Form SB-2 (File No. 33-77822), filed with the Commission on May 1, 1996, is incorporated herein by reference.

99(d)             Amendment No. 4 to Registrant's Registration
                  Statement on Form SB-2 (File No. 33-77822), filed with the Commission on May 1, 1997, is incorporated herein by reference.

99(e)             Amendment No. 5 to Registrant's Registration
                  Statement on Form SB-2 (File No. 33-77822), filed with the Commission on May 5, 1997, is incorporated herein by reference.

B.  Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                       (Registrant)

                       By: /s/ J. Thomas Whelchel
                          ----------------------------------
                          J. Thomas Whelchel
                          Acting Chairman

Date:  March 31, 1998

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                     Title                        Date
         ---------                     -----                        ----

/s/J. Thomas Whelchel             Acting Chairman of          March 31, 1998
---------------------             the Board of Board
J. Thomas Whelchel                of Directors; Acting
                                  Chief Executive
                                  Officer (principal
                                  executive officer)

/s/L. McRee Harden                Director                    March 31, 1998
------------------
L. McRee Harden

/s/Michael D. Hodges              Director                    March 31, 1998
-------------------------
Michael D. Hodges

/s/Russell C. Jacobs, Jr.         Director                    March 31, 1998
-------------------------
Russell C. Jacobs, Jr.

/s/Gregory S. Junkin              Director                    March 31, 1998
-------------------------
Gregory S. Junkin

/s/Claude Kermit Keenum           Director                    March 31, 1998
-------------------------
Claude Kermit Keenum

/s/Charles Ray Acosta             Director                    March 31, 1998
-------------------------
Charles Ray Acosta

/s/Jimmy D. Veal                  Vice Chairman of
-------------------------
Jimmy D. Veal                     the Board of
                                  Directors; Secretary
                                  and Treasurer               March 31, 1998

INDEX TO EXHIBITS

Exhibit                                                 Sequential
Number                  Description                    Page Number

27                      Financial Data Schedule