Form 10KSB40/A
period 1997-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1998-04-02
CIK 828749

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                              First Amendment to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

24                Power of Attorney.

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

                       GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                       (Registrant)

                       By: /s/ J. Thomas Whelchel
                          ----------------------------------
                          J. Thomas Whelchel
                          Acting Chairman

Date:  April 1, 1998

     This Amendment is filed to correct two typographical errors that appear on the signature page of the Form 10-KSB filed March 30, 1998 by the Company. First, Mr. Gregory S. Junkin did not sign the Form 10-KSB filed March 30, 1998, nor is he a director of the Company. His name was not omitted due to a typographical error. Second, the directors of the Company did not sign the Form 10-KSB itself, but rather signed a Power of Attorney authorizing Mr. Whelchel to sign the Form 10-KSB (along with all amendments thereto, including this Form 10-KSB/A) on the Company's behalf. The Power of Attorney, attached hereto as
Exhibit 24, was similarly omitted from the Form 10-KSB filed March 30, 1998 by typographical error.

INDEX TO EXHIBITS

Exhibit                                                 Sequential
Number                  Description                    Page Number

24                      Power of Attorney
27                      Financial Data Schedule