Form 10QSB
period 1998-03-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1998-05-15
CIK 828749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

Yes   X         No
     ----           ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock, no par value per share:   2,313,645 shares issued and
outstanding as of May 7, 1998.

Transitional Small Business Disclosure Format:

Yes             No   X
     ----           ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets
                                             March 31,          December 31,
                                               1998                1997
ASSETS                                      (Unaudited)          (Audited)
Cash and due from banks                    $  2,495,598        $  3,224,761
Federal funds sold                            4,420,000           2,330,000
                                            -----------         -----------
  Total cash and cash equivalents          $  6,915,598        $  5,554,761
Investment securities
 available-for-sale at
 at estimated market values                  17,533,639          16,787,502
Loans, net                                   90,524,586          87,431,438
Loans held-for-sale                                  --             307,457
Property and equipment, net                   3,257,096           3,195,582
Other assets                                  2,587,386           2,256,116
                                            -----------         -----------

Total Assets                               $120,818,305        $115,532,856
                                           ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits             $  9,531,845        $  7,251,295
 Interest bearing deposits                   85,125,588          83,539,462
                                            -----------         -----------
  Total deposits                           $ 94,657,433        $ 90,790,757
                                            -----------         -----------

Notes payable                                 9,040,000           9,367,458
Federal Home Loan Bank borrowings             4,789,671           3,879,171
Other liabilities                             1,233,705             745,665
                                             ----------           ---------

Total Liabilities                          $109,720,809        $104,783,051
                                            -----------         -----------

Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value
  50 million shares authorized,
  2,313,645 shares issued
   and outstanding                         $  1,094,338        $  1,094,338
Paid-in-capital                               9,967,360           9,959,244
Retained (deficit)                              (67,758)           (360,699)
Accumulated other
  comprehensive income                          103,556              56,922
                                            -----------         -----------

  Total Shareholders' Equity               $ 11,097,496        $ 10,749,805
                                            -----------         -----------

  Total Liabilities and
   Shareholders' Equity                    $120,818,305        $115,532,856
                                            ===========         ===========

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Income and Comprehensive Income

(Unaudited)
                                                   Three Months Ended
                                                       March 31,
                                                 1998                1997

Interest income                            $   2,887,088        $   2,549,306

Interest expense                               1,453,408            1,354,261
                                             -----------         ------------

Net interest income                            1,433,680            1,195,045

Provision for possible loan losses                96,657               (1,033)
                                            ------------         ------------

Net interest income after provision
 for possible loan losses                      1,337,023            1,196,078
                                            ------------         ------------

Other income                                     241,713              541,512
                                            ------------         ------------

Salaries and benefits                            647,855              812,145
Depreciation and amortization                     82,692               71,858
Regulatory fees and assessments                    9,566               14,233
Supplies and printing                             31,711               40,353
Legal & professional                              61,978              149,214
Advertising                                       43,295               24,613
Other operating expenses                         274,516              479,226
                                            ------------         ------------

   Total operating expenses                    1,151,613            1,591,642
                                            ------------         ------------
 Net income before taxes                   $     427,123        $     145,948

 Income taxes                                    134,183               87,750
                                            ------------         ------------
Net income                                 $     292,940        $      58,198
                                            ============         ============

 Other comprehensive income, net of tax:
 Unrealized holding gains/(losses)
   arising during period                          46,634              (46,878)
                                            ------------         ------------

 Comprehensive income                      $     339,574        $      11,320
                                            ============         ============



 Income per share-Basic                    $        .127        $        .025
                                            ============         ============

 Income per share-Diluted                  $        .126        $        .025
                                            ============         ============

Average Shares Outstanding                     2,313,645            2,344,303
                                            ============         ============

 Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)
                                                     Three Months Ended
                                                           March 31,
                                                 1998                 1997

Cash flows from operating activities:      $     675,709        $     544,055
                                            ------------         ------------

Cash flows from Investing Activities:
   Decrease in loans held-for-sale         $     307,457        $   5,926,628
   (Purch)/Sale of fixed assets                 (144,208)              28,675
   Increase in loans                          (3,189,817)          (4,611,871)
  Securities - available-for-sale
   Maturity and paydowns                       3,725,634              588,231
   Sale of securities                              - -                  - -
   Purchase of securities                     (4,471,771)          (3,525,358)
  Securities - held-to-maturity
   Purchase of securities                          - -                  - -
   Maturity and paydowns                           - -                172,564
                                            ------------         ------------

Net cash used in investing activities      $  (3,772,705)       $  (1,421,131)
                                            ------------         ------------

Cash flows from Financing Activities:
  Incr/(decr) in various borrowings        $     583,042        $  (6,230,828)
  Sale of stock/option amortization                8,115               18,308
  Increase in deposits                         3,866,676              532,415
                                            ------------         ------------

Cash provided from/(used in)financing
 activities                                $   4,457,833        $  (5,680,105)
                                            ------------         ------------
Net incr/(decr) in cash and cash
  equivalents                              $   1,360,837        $  (6,557,181)

Cash and cash equivalents,
beginning of period                            5,554,761           12,890,836
                                            ------------         ------------
Cash and cash equivalents, end of
  period                                   $   6,915,598        $   6,333,655
                                            ============         ============


Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
March 31, 1998

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.

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

Notes to Financial Statements (Unaudited)
March 31, 1998

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

Net Income/(Loss) Per Share. Net income per share was computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Income per share of $.127 for the three-month period ended March 31, 1998 may not be indicative of projected earnings/(losses) for the year ending December 31, 1998.

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

In late 1993, GIFH formed two subsidiaries, First Credit Service Corporation, Brunswick, Georgia (FCC) and First Bank Mortgage Corporation, Brunswick, Georgia
(FBMC). FCC engages in consumer finance and credit related insurance activities. FBMC ceased operations as of April 30, 1997. From inception to March 31,1998, GIFH injected $2,085,000 and $2,875,000 into the capital accounts of FCC and FBMC, respectively. GIFH owns 100 percent of the voting shares of the Bank, FCC and FBMC.

In the following discussion, unless any information is specifically identified as reflecting the financial condition of the Bank, FCC or FBMC, it is intended to reflect the financial condition of GIFH on a consolidated basis.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1998, financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $6.9 million, representing 5.7% of total assets. Investment securities amounted to $17.5 million, representing 14.5% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1998, total deposits increased from $90.8 million to $94.7 million, representing an increase of 4.3%. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

Effective March 29, 1997, the Company entered into a credit facility with American Banking Company, Moultrie, Georgia. Under the facility the Company borrowed $3,500,000 as a term loan to be used for repayment of the line of credit at Southeastern Bank, and had up to $1,000,000 as a revolving line of credit to be used for working capital. The interest rate with respect to both loans is .25% over the Suntrust Bank, Atlanta prime rate. The term loan calls for quarterly interest only payments for the first eighteen months and for quarterly principal and interest payments over five additional years, principal being repaid on the basis of a ten year amortization and semi-annual principal reductions of $175,000. The revolving line of credit matured March 25, 1998, with no outstanding balance. The term loan is secured by a pledge of the stock of the Bank owned by the Company.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                             Bank's              Minimum required by
                        March 31, 1998          regulatory authorities
Leverage ratio                7.9%                       4.0%
Risk weighted ratio          11.9%                       8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.9 percent is well above the required minimum.

Results of Operations

Net income for the three-month period ended March 31, 1998, amounted to $292,940, or $.127 per share. The primary reason for the increase in earnings is attributed to the closing of FBMC and improved earnings at the Bank. FCC was also profitable for the first quarter of 1998. Operating expenses for the first quarter of 1998 were almost $450,000 less than the same period of 1997. Salaries and benefits were down 20% from the same time last year. Legal, professional and other expenses were also lower than the same period in 1997 because 1997 figures included the costs related to the March 11, 1997, Special
Meeting of Shareholders.   Several other items are of interest when compared to
the results of the same three months of 1997.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,195,045 for the three-month period ended March 31, 1997 to $1,433,680 for the same period one year later, representing an increase of $238,635, or 20%. This increase was attained because total interest earning assets increased from $98.5 million at March 31, 1997, to $113.0 million at March 31, 1998.

b. The net interest yield, defined as net interest income divided by interest earning assets, increased slightly from 4.9% for the three-month period ended March 31, 1997, to 5.1% for the three-month period ended March 31, 1998.

c. Other income for the three-month period ended March 31, 1998 and 1997 amounted to $241,713 and $541,512 respectively. The decrease in other income is due primarily to the loss of fee income and other charges that were earned through FBMC.

d. Operating expenses for the three-month period ended March 31, 1998 and 1997 amounted to $1,151,613 and $1,591,642 respectively, representing an decrease of $440,029, or 28%. Operating expenses represented an annualized 3.8% and 6.0% of total assets as of March 31, 1998 and 1997, respectively. Salaries and benefits were 20% lower for the first quarter 1998 compared to 1997. The first quarter of 1997 operating expenses include one time costs associated with the March 11, 1997, Special Meeting.

e. The provision for loan losses was almost $98,000 more for the first three months of 1998 versus the same period of 1997.This is due to the fact that there was an excess in the loan loss reserve during the first quarter of 1997. The allowance for loan losses as a percentage of gross loans remained constant at 1.7% from the same time last year. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


GIFH is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on GIFH's liquidity, capital resources, or results of operations.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of March 31, 1998, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information. None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit No:  Description

     27     Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.


Date:  May 13, 1998

By: /s/ J. Thomas Whelchel

 J. Thomas Whelchel
 Chairman

INDEX TO EXHIBITS

Exhibit                                   Sequential
Number         Description                Page Number

  27       Financial Data Schedule            11