Form 10QSB
period 1998-06-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1998-08-11
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998
                                        --------------

                          Commission File No. 0-27448

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Georgia                                              58-1756713
-------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)

             3811 FREDERICA ROAD, ST. SIMONS ISLAND, GEORGIA 31522
             -----------------------------------------------------
                   (Address of Principal Executive Offices)


                                (912) 638-0667
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


                                      N/A
      ------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)



        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ----   -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock, no par value per share:   2,463,615 shares issued and
outstanding as of July 8, 1998.

Transitional Small Business Disclosure Format: (Check one): Yes        No   X
                                                                -----    -----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                                   June 30,     December 31,
                                                     1998           1997
ASSETS                                           (Unaudited)     (Audited)
Cash and due from banks                          $  4,134,981   $  3,224,761
Federal funds sold                                  6,650,000      2,330,000
                                                 ------------   ------------
  Total cash and cash equivalents                $ 10,784,981   $  5,554,761
Investment securities
 available-for-sale at
  estimated market values                          19,165,639     16,787,502
Loans, net                                         90,449,888     87,431,438
Loans held-for-sale                                        --        307,457
Property and equipment, net                         3,201,755      3,195,582
Other assets                                        2,588,802      2,256,116
                                                 ------------   ------------

  Total Assets                                   $126,191,065   $115,532,856
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits                   $  9,970,828   $  7,251,295
 Interest bearing deposits                         86,615,724     83,539,462
                                                 ------------   ------------
  Total deposits                                 $ 96,586,552   $ 90,790,757
                                                 ------------   ------------

Notes payable                                       8,638,000      9,367,458
Federal Home Loan Bank borrowings                   7,073,336      3,879,171
Other liabilities                                   1,190,088        745,665
                                                 ------------   ------------

  Total Liabilities                              $113,487,976   $104,783,051
                                                 ------------   ------------

Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value
  50 million shares authorized,
  2,313,645 (12/31/97) shares and
  2,463,615 (6/30/98) issued and
  outstanding                                    $  1,094,338   $  1,094,338
Paid-in-capital                                    11,400,192      9,959,244
Retained (deficit)                                    154,429       (360,699)
Accumulated other comprehensive
 income                                                54,130         56,922
                                                 ------------   ------------

  Total Shareholders' Equity                     $ 12,703,089   $ 10,749,805
                                                 ------------   ------------

  Total Liabilities and
    Shareholders' Equity                         $126,191,065   $115,532,856
                                                 ============   ============

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
                                                      Three Months Ended
                                                           June 30,
                                                       1998         1997

Interest income                                     $2,927,255   $2,634,599

Interest expense                                     1,491,811    1,337,446
                                                    ----------   ----------

Net interest income                                  1,435,444    1,297,153

Provision for possible loan losses                     184,100      129,500
                                                    ----------   ----------

Net interest income after provision
 for possible loan losses                            1,251,344    1,167,653
                                                    ----------   ----------

Other income                                           282,205      470,605
                                                    ----------   ----------

Salaries and benefits                                  605,825      623,698
Occupancy Expense                                      116,724      122,284
Regulatory fees and assessments                         10,841       29,102
Supplies and printing                                   49,537       31,117
Legal & professional                                    60,409      140,090
Advertising                                             16,595       29,618
Other operating expenses                               246,085      491,945
                                                    ----------   ----------

  Total operating expenses                           1,106,016    1,467,854
                                                    ----------   ----------
Net income before taxes                             $  427,533   $  170,404

Income taxes                                           205,342       36,129
                                                    ----------   ----------

Net income                                          $  222,191   $  134,275
                                                    ==========   ==========

Other comprehensive income, net of tax:
 Unrealized holding gains/(losses)
  arising during period                                (49,426)      35,989
                                                    ----------   ----------

Comprehensive income                                $  172,765   $  170,264
                                                    ==========   ==========

Income per share-Basic                                   $.094        $.057
                                                    ==========   ==========

Income per share-Diluted                                 $.094        $.057
                                                    ==========   ==========

Average Shares Outstanding                           2,363,976    2,344,303
                                                    ==========   ==========


Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                     1998         1997

Interest income                                   $5,814,343   $5,183,905

Interest expense                                   2,945,219    2,691,707
                                                  ----------   ----------

Net interest income                                2,869,124    2,492,198

Provision for possible loan losses                   280,757      193,100
                                                  ----------   ----------

Net interest income after provision
 for possible loan losses                          2,588,367    2,299,098
                                                  ----------   ----------

Other income                                         523,918    1,012,117
                                                  ----------   ----------

Salaries and benefits                              1,253,680    1,435,843
Occupancy expense                                    199,416      194,142
Regulatory fees and assessments                       20,407       43,335
Supplies and printing                                 81,248       71,470
Legal & professional                                 122,387      289,304
Advertising                                           59,890       54,231
Other operating expenses                             520,601      906,538
                                                  ----------   ----------

  Total operating expenses                         2,257,629    2,994,863
                                                  ----------   ----------
Net income before taxes                           $  854,656   $  316,352

Income taxes                                         339,525      123,876
                                                  ----------   ----------

Net income                                        $  515,131   $  192,476
                                                  ==========   ==========

Other comprehensive income, net of tax:
 Unrealized holding gains/(losses)
  arising during period                               (2,792)     (10,889)
                                                  ----------   ----------

Comprehensive income                              $  512,339   $  181,587
                                                  ==========   ==========

Income per share-Basic                                 $.219        $.082
                                                  ==========   ==========

Income per share-Diluted                               $.219        $.082
                                                  ==========   ==========

Average Shares Outstanding                         2,338,949    2,344,303
                                                  ==========   ==========


Refer to notes to the financial statements. Golden Isles Financial Holdings, Inc.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)

                                              Six Months Ended
                                                   June 30,
                                              1998           1997

Cash flows from operating activities:     $ 1,076,413   $    603,014
                                          -----------   ------------

Cash flows from Investing Activities:
   Decrease in loans held-for-sale        $   307,457   $  6,157,638
   (Purch)/Sale of fixed assets              (174,966)        43,221
   Increase in loans                       (3,299,220)    (5,937,667)
  Securities - available-for-sale
   Maturity and paydowns                    5,089,393        540,807
   Sale of securities                             - -        500,000
   Purchase of securities                  (7,470,306)    (8,004,668)
  Securities - held-to-maturity
   Purchase of securities                         - -            - -
   Maturity and paydowns                          - -        359,207
                                          -----------   ------------

Net cash used in investing activities     $(5,547,642)  $ (6,341,462)
                                          -----------   ------------

Cash flows from Financing Activities:
  Incr/(decr) in various borrowings       $ 2,464,707   $ (5,824,905)
  Sale of stock/option amortization         1,440,947         33,903
  Increase in deposits                      5,795,795      6,162,059
                                          -----------   ------------

Cash provided from/(used in)financing
       activities                         $ 9,701,449   $    371,057
                                          -----------   ------------

Net incr/(decr) in cash and cash
       equivalents                        $ 5,230,220   $ (5,367,391)
Cash and cash equivalents,
 beginning of period                        5,554,761     12,890,836
                                          -----------   ------------
Cash and cash equivalents, end of
       period                             $10,784,981   $  7,523,445
                                          ===========   ============



Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1998

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.

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

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
June 30, 1998

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

Net Income/(Loss) Per Share. Net income per share was computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Income per share of $.219 for the six-month period ended June 30, 1998 may not be indicative of projected earnings/(losses) for the year ending December 31, 1998.


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

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1998, financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $10.8 million, representing 8.5% of total assets. Investment securities amounted to $19.2 million, representing 15.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1998, total deposits increased from $90.8 million to $96.6 million, representing an increase of 6.4%. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

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

                            Bank's        Minimum required by
                        June 30, 1998   regulatory authorities
Leverage ratio                7.9%               4.0%
Risk weighted ratio          12.1%               8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.9 percent is well above the required minimum.

Results of Operations

Net income for the six-month period ended June 30, 1998, amounted to $515,131, or $.219 per share. The primary reason for the increase in earnings is attributed to the closing of FBMC and improved earnings at the Bank. Operating expenses for the first half of 1998 were $737,234 less than the same period of 1997. Salaries and benefits were down 13% from the same time last year. Legal, professional and other expenses were also lower than the same period in 1997 because 1997 figures included the costs related to the March 11, 1997, Special
Meeting of Shareholders.   Several other items are of interest when compared to
the results of the same six months of 1997.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,492,198 for the six-month period ended June 30, 1997 to $2,869,124 for the same period one year later, representing an increase of $376,926, or 15%. This increase was attained because total interest earning assets increased from $104.4 million at June 30, 1997, to $116.8 million at June 30, 1998.

b. The net interest yield, defined as net interest income divided by interest earning assets, increased slightly from 4.8% for the six-month period ended June 30, 1997, to 4.9% for the six-month period ended June 30, 1998.

c. Other income for the six-month period ended June 30, 1998 and 1997 amounted to $523,918 and $1,012,117 respectively. The decrease in other income is due primarily to the loss of fee income and other charges that were earned through FBMC.

d. Operating expenses for the six-month period ended June 30, 1998 and 1997 amounted to $2,257,629 and $2,994,863 respectively, representing an decrease of $737,234, or 25%. The closing of FBMC and the downsizing of GIFH were primarily responsible for the decline in operating expenses. Operating expenses represented an annualized 3.6% and 5.3% of total assets as of June 30, 1998 and 1997, respectively. Salaries and benefits were 13% lower for the first quarter 1998 compared to 1997. The first half of 1997 operating expenses include one time costs associated with the March 11, 1997, Special Meeting.

e. The provision for loan losses was almost $90,000 more for the first six months of 1998 versus the same period of 1997.This is due to the fact that there was an excess in the loan loss reserve during the first half of 1997.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of June 30, 1998, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual meeting of shareholders of Golden Isles Financial Holdings, Inc. was held on Wednesday, June 24, 1998 at 10:00 a.m. at the Comfort Inn, 5308 New Jesup Highway, Brunswick, Georgia 31525 for the purpose of electing directors.

     (b) Proxies were solicited pursuant to Regulation 14A under the Exchange
Act.

     (c) The sole item voted on at the meeting was the election of directors. All directors nominated were elected by the following votes:

          (i)   C. Ray Acosta, 1,266,700 for, 2,171 against and -0- abstentions.

          (ii) James M. Fiveash, 1,266,700 for, 2,171 against and -0-abstentions.

          (iii) L. McRee Harden, 1,266,700 for, 2,171 against and -0-abstentions.

          (iv) Michael D. Hodges, 1,266,700 for, 2,171 against and -0-abstentions.

          (v) Russell C. Jacobs, Jr., 1,266,700 for, 2,171 against and -0-abstentions.

          (vi) Claude Kermit Keenum, 1,266,700 for, 2,171 against and -0-abstentions.

          (v)   Jimmy D. Veal, 1,266,700 for, 2,171 against and -0- abstentions.

          (vi) J. Thomas Whelchel, 1,266,700 for, 2,171 against and -0-abstentions.

Item 5. Other Information. On June 17, Golden Isles Financial Holdings, Inc. signed a Letter of Intent with New South Financial Services, Inc., a subsidiary of First Liberty Financial Corporation to sell substantially all of the assets of First Credit Service Corporation, including the bulk of the portfolio of loans. First Credit Service Corporation is a wholly-owned consumer finance subsidiary of Golden Isles Financial Holdings, Inc. Subsequent to the sale Golden Isles Financial Holdings, Inc. will cease operation of its independent consumer finance business. As of the date of this report the transaction was proceeding to closing, but a definitive agreement had not been signed.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit No:  Description

     27   Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrants


Date:  August 10, 1998

By: /s/ J. Thomas Whelchel
   --------------------------
   J. Thomas Whelchel
   Chairman

INDEX TO EXHIBITS

Exhibit                                    Sequential
Number      Description                    Page Number

 27       Financial Data Schedule              12