Form 10QSB
period 1998-09-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1998-11-13
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998.

     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________


                          Commission File No. 0-27448


                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                            58-1756713
     --------------------------------------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)


             3811 Frederica Road, St. Simons Island, Georgia 31522
             -----------------------------------------------------
                   (Address of Principal Executive Offices)


                                (912) 638-0667
                                --------------
               (Issuer's Telephone Number, Including Area Code)


                                      N/A
                  -------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)


    Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X   No ____
         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock, no par value per share: 2,472,223 shares issued and outstanding as of October 28, 1998.

Transitional Small Business Disclosure Format: (Check One):  Yes ___  No  X
                                                                         ---

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                             September 30,  December 31,
                                                 1998          1997
ASSETS                                        (Unaudited)    (Audited)
Cash and due from banks                      $  2,842,120   $  3,224,761
Federal funds sold                              6,040,000      2,330,000
                                             ------------   ------------
  Total cash and cash equivalents            $  8,882,120   $  5,554,761
Investment securities
 available-for-sale at
 at estimated market values                    22,549,819     16,787,502
Loans, net                                     83,634,862     87,431,438
Loans held-for-sale                                     -        307,457
Property and equipment, net                     3,056,493      3,195,582
Other assets                                    2,360,450      2,256,116
                                             ------------   ------------

  Total Assets                               $120,483,744   $115,532,856
                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits               $ 10,182,075   $  7,251,295
 Interest bearing deposits                     88,666,521     83,539,462
                                             ------------   ------------
  Total deposits                             $ 98,848,596   $ 90,790,757
                                             ------------   ------------

Notes payable                                          --      9,367,458
Federal Home Loan Bank borrowings               6,716,836      3,879,171
Other liabilities                               1,409,618        745,665
                                             ------------   ------------

  Total Liabilities                          $106,975,050   $104,783,051
                                             ------------   ------------

Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value
  50 million shares authorized,
  2,313,645 (12/31/97) shares and
  2,472,223(9/30/98) issued and
  outstanding                                $  1,094,338   $  1,094,338
Paid-in-capital                                11,460,049      9,959,244
Retained earnings (deficit)                       731,855       (360,699)
Accumulated other comprehensive
 income                                           222,452         56,922
                                             ------------   ------------

  Total Shareholders' Equity                 $ 13,508,694   $ 10,749,805
                                             ------------   ------------

  Total Liabilities and
Shareholders' Equity                         $120,483,744   $115,532,856
                                             ============   ============

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                     1998          1997
Interest income                                  $2,837,545   $2,833,365

Interest expense                                  1,406,802    1,367,221
                                                 ----------   ----------

Net interest income                               1,430,743    1,466,144

Provision for possible loan losses                 (203,900)     239,800
                                                 ----------   ----------

Net interest income after provision
 for possible loan losses                         1,634,643    1,226,344
                                                 ----------   ----------

Other income                                        390,599      217,176
                                                 ----------   ----------

Salaries and benefits                               519,180      740,694
Occupancy Expense                                   348,136      108,465
Regulatory fees and assessments                       9,848       10,444
Supplies and printing                                38,483       28,089
Legal & professional                                 99,137       38,399
Advertising                                          31,975       24,515
Other operating expenses                             67,122      240,161
                                                 ----------   ----------

  Total operating expenses                        1,113,881    1,190,767
                                                 ----------   ----------

Net income before taxes                          $  911,361   $  252,753

Income taxes                                        333,935       96,756
                                                 ----------   ----------

Net income                                       $  577,426   $  155,997
                                                 ==========   ==========

Other comprehensive income, net of tax:
 Unrealized holding gains/(losses)
  arising during period                             168,322       43,782
                                                 ----------   ----------

Comprehensive income                             $  745,748   $  199,779
                                                 ==========   ==========

Income per share-Basic                           $     .234   $     .066
                                                 ==========   ==========

Income per share-Diluted                         $     .234   $     .066
                                                 ==========   ==========

Average Shares Outstanding                        2,465,767    2,344,303
                                                 ==========   ==========

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                  Nine Months Ended
                                                   September 30,
                                                  1998         1997
Interest income                                  $8,651,888  $8,316,596

Interest expense                                  4,352,021   4,058,928
                                                 ----------  ----------

Net interest income                               4,299,867   4,257,668

Provision for possible loan losses                   76,857     432,900
                                                 ----------  ----------

Net interest income after provision
 for possible loan losses                         4,223,010   3,824,768
                                                 ----------  ----------

Other income                                        914,517     929,967
                                                 ----------  ----------

Salaries and benefits                             1,772,860   2,176,537
Occupancy expense                                   547,621     302,607
Regulatory fees and assessments                      30,255      53,779
Supplies and printing                               119,731      99,559
Legal & professional                                221,524     327,703
Advertising                                          91,865      78,746
Other operating expenses                            587,654   1,146,699
                                                 ----------  ----------

  Total operating expenses                        3,371,510   4,185,630
                                                 ----------  ----------

Net income before taxes                          $1,766,017  $  569,105

Income taxes                                        673,460     220,632
                                                 ----------  ----------

Net income                                       $1,092,557  $  348,473
                                                 ==========  ==========

Other comprehensive income, net of tax:
 Unrealized holding gains/(losses)
  arising during period                             222,452      64,010
                                                 ----------  ----------

Comprehensive income                             $1,315,009  $  412,483
                                                 ==========  ==========

Income per share-Basic                           $     .459  $     .149
                                                 ==========  ==========

Income per share-Diluted                         $     .459  $     .149
                                                 ==========  ==========

Average Shares Outstanding                        2,381,687   2,344,303
                                                 ==========  ==========

Refer to notes to the financial statements. Golden Isles Financial Holdings, Inc.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Statements of Cash Flows
(Unaudited)

                                              Nine Months Ended
                                               September 30,
                                             1998            1997
Cash flows from operating activities:    $  2,268,611   $    507,394
                                         ------------   ------------

Cash flows from Investing Activities:
   Decrease in loans held-for-sale       $    307,457   $  5,986,708
   (Purch)/Sale of fixed assets              (106,593)       942,146
 (Incr)/Decrease in loans                   3,426,219    ( 8,522,305)
  Securities - available-for-sale
   Maturity and paydowns                    7,046,697      1,004,237
   Sale of securities                               -        500,000
   Purchase of securities                 (12,643,882)    (9,054,403)
  Securities - held-to-maturity
   Purchase of securities                           -              -
   Maturity and paydowns                            -        543,384
                                         ------------   ------------

Net cash used in investing activities    $ (1,970,102)  $( 8,600,233)
                                         ------------   ------------

Cash flows from Financing Activities:
  Incr/(decr) in various borrowings      $ (6,529,793)  $ (5,117,151)
  Sale of stock/option amortization         1,500,804        (13,323)
  Increase in deposits                      8,057,839      6,837,919
                                         ------------   ------------

Cash provided from/(used in)financing
       activities                        $  3,028,850   $  1,707,445
                                         ------------   ------------

Net incr/(decr) in cash and cash
       equivalents                       $  3,327,359   $ (6,385,394)
Cash and cash equivalents,
 beginning of period                        5,554,761     12,890,836
                                         ------------   ------------
Cash and cash equivalents, end of
       period                            $  8,882,120   $  6,505,442
                                         ============   ============

Refer to notes to the financial statements.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1998

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Revenues, expenses, assets and liabilities can vary during each quarter of the year; therefore the results and trends in these interim financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, one should read the financial statements and footnotes thereto included in the Company's latest Form 10-KSB for the year ended December 31, 1997.

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

Allowance for Possible Loan Losses. The allowance for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio.

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Notes to Financial Statements (Unaudited)
September 30, 1998

Management's judgement in setting the loan loss reserve is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the reserve. Provisions for loan losses and recoveries on loans previously charged-off are added to the reserve.

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

Net Income/(Loss) Per Share. Income per share was computed by dividing Net Income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding stock options were included in the determination of the weighted average number of shares outstanding only if they were dilutive. Income per share of $.46 or the nine-month period ended September 30, 1998 may not be indicative of projected earnings/(losses) for the year ending December 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital

Golden Isles Financial Holdings, Inc., St. Simons Island, Georgia ("GIFH") was incorporated under the laws of the State of Georgia in 1987 for the purpose of becoming a holding company for a then proposed de novo bank, The First Bank of Brunswick, Brunswick, Georgia (the "Bank"). Upon commencement of the Bank's principal operations on July 2, 1990, GIFH acquired 100 percent of the Bank's voting stock by injecting $4.5 million into the Bank's capital accounts. Subsequently, an additional $1.6 million was injected into the Bank's capital accounts. Deposits at the Bank are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

In late 1993, GIFH formed two non-bank subsidiaries, First Credit Service Corporation, Brunswick, Georgia ("FCC") and First Bank Mortgage Corporation, Brunswick, Georgia ("FBMC"). FBMC engaged in mortgage banking activities and ceased operations on April 30, 1997. FCC engaged in consumer finance and credit related insurance activities. Substantially all the assets of FCC were sold to New South Financial Services on August 14, 1998. This transaction is more fully described in Item 6(b) below.

In the following discussion, unless any information is specifically identified as reflecting the financial condition of the Bank, FCC or FBMC, it is intended to reflect the financial condition of GIFH on a consolidated basis.

Liquidity is the company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1998, financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $8.9 million, representing 7.4% of total assets. Investment securities amounted to $22.5 million, representing 18.7% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also sources of liquidity. For the nine-month period ended September 30, 1998, total deposits increased from $90.8 million to $98.8 million, representing an increase of 8.9%. GIFH's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties known to management that will result in or are reasonably likely to result in GIFH's liquidity increasing or decreasing in any material way.

Effective March 29, 1997, the Company entered into a credit facility with American Banking Company, Moultrie, Georgia. Under the facility the Company borrowed $3,500,000 as a term loan to be used for repayment of the line of credit at Southeastern Bank, and had up to $1,000,000 as a revolving line of credit to be used for working capital. The loan was paid in full August 28, 1998.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                           Bank's          Minimum required by
                      September 30, 1998   regulatory authorities
Leverage ratio              8.2%                4.0%
Risk weighted ratio        12.9%                8.0%

Note that with respect to the leverage ratio, the regulators expect a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.2 percent is well above the required minimum.

Results of Operations

Net income for the nine-month period ended September 30, 1998, amounted to $1,092,557, or $.46 per share. During the review of the Company financial statements in preparation of this Form 10-QSB and subsequent to the public release of the third quarter results, an error was found in the recording of the reversal of the deferred taxes resulting from the sale of the assets of FCC.
The correction of this error resulted in an increase in income of $93,191 through the reduction of tax expense. The primary reasons for the increase in earnings is attributed to the closing of FBMC, the sale of FCC's assets to New South Financial and improved earnings at the Bank. The net profit from the sale of FCC's assets was approximately $275,000 or $.12 of the $.46 per share earnings year to date. Operating expenses through the third quarter 1998 were $814,120 less than the same period of 1997. Salaries and benefits were down 19% from the same time last year. Legal, professional and other expenses were also lower than the same period in 1997 because 1997 figures included the costs related to the March 11, 1997, Special Meeting of Shareholders. Several other items are of interest when compared to the results of the same nine months of 1997.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $4,257,668 for the nine-month period ended September 30, 1997 to $4,299,867 for the same period one year later. Interest earning assets increased from $104.8 million at September 30, 1997, to $112.8 million at September 30, 1998.

b. The net interest yield, defined as net interest income divided by interest earning assets, decreased slightly from 5.4% for the nine-month period ended September 30, 1997, to 5.1% for the nine-month period ended September 30, 1998.

c. Other income for the nine-month period ended September 30, 1998 and 1997 amounted to $914,517 and $929,967 respectively, a slight decrease from 1997. The 1997 figures included fees associated with loans originated and sold by FBMC. The loss of that income in 1998 was offset by the sale of the assets of FCC and profits from sales of real estate.

d. Operating expenses for the nine-month period ended September 30, 1998 and 1997 amounted to $3,371,510 and $4,185,630 respectively, representing an decrease of $814,120, or 19%. The closing of FBMC, the sale of FCC, and the downsizing of GIFH were primarily responsible for the decline in operating expenses. Operating expenses represented an annualized 3.7% and 4.8% of total assets as of September 30, 1998 and 1997, respectively. Salaries and benefits were 19% lower through third quarter 1998 compared to 1997. The 1997 operating expenses include one time costs associated with the March 11, 1997, Special Meeting.

e. The provision for loan losses was more than $350,000 less for the first nine months of 1998 versus the same period of 1997. This is due to the sale of the FCC loan portfolio resulting in a need for a lower loan loss reserve. The reserve for loan losses as a percentage of gross loans is 1.6%, a slight decrease from the same time last year. Management considers the reserve for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the reserve for loan losses or that additional provisions to the reserve will not be required.

GIFH is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on GIFH's liquidity, capital resources, or results of operations.

Year 2000 Related Issues

Current Status:

In accordance with sound management policy and directives from various regulatory agencies the bank began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating, air conditioning, alarms, vaults, elevators, and other office equipment and was completed in 1998. Items that were not Year 2000 compliant were identified and categorized as mission critical or not. All mission critical items that were noncompliant were slated for upgrade or replacement.

Mission critical items are those that allow us to process deposits and withdrawals to deposit accounts and payments or draws to loan accounts, and the ability to maintain accurate customer account information. Items that are not mission critical do not affect customer accounts or are easily replaced with less technical items, such as background music in the lobby (do without) or word processing (use a typewriter).

Upon the conclusion of the this review it was determined that the item processing equipment and software would need replacement and that the bank's core software system, "Liberty," would need upgrading. The "Liberty" system is provided by "Jack Henry and Associates" and runs on an IBM computer and operating system. The "Liberty" system has been upgraded and the item processing equipment has been replaced with Year 2000 compliant hardware and software.

The "Liberty" system upgrade is in the Testing phase. The bank is participating in User Group or Proxy testing and thus far there have been no unexpected results. Testing is expected to be complete by the end of 1998.

The Bank has contracted and remains in discussions with its suppliers, large loan customers, and large depositors regarding their Year 2000 readiness. The bank does not currently expect any Year 2000 issue to have a material impact on the condition of the Bank. Thus far the Bank has incurred approximately $260,000 in costs related to the Year 2000 issue. The majority of this expense was spent replacing the item processing equipment and software. The old equipment was sold or written off and the resulting change to depreciation is not material. This equipment would have been replaced in the normal course of business regardless of the Year 2000 issue in the near future. Other items were directly expensed and are not expected to have a material impact on the financial condition of the company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of September 30, 1998, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.- None.

Item 5. Other Information. On October 14, 1998, First Credit Service Corporation, a wholly-owned subsidiary of the Company, sold loans, personal property in the Savannah office of FCC and all interest in a lease on the Savannah, Georgia office of First Credit Service Corporation. The assets were sold for a total purchase price of $130,500.00 and the purchaser assumed First Credit Service Corporation's liability under the lease for the Savannah, Georgia office. This is a continuation of a sale of the assets of First Credit Service Corporation and are part of the sale of assets reported on Form 8-K as set out on Item 6(b) below.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No:    Description

     2.1 Asset Purchase Agreement by and among Registrant, First Credit Service Corporation and New South Financial Services, Inc., dated August 11, 1998, which was filed as Exhibit 2.1 to Form 8-K filed by the Registrant with the Commission on August 27, 1998 which is incorporated herein by reference thereto

     27        Financial Data Schedule

     (b) Reports on Form 8-K. On August 27, 1998, GIFH filed Form 8-K with the Securities and Exchange Commission. Under Item 5 Other Events of the form the Company reported that it sold substantially all of the assets of its subsidiary, First Credit Service Corporation, on August 14, 1998 pursuant to an Asset Purchase Agreement dated August 11, 1998 for an initial purchase price of $9,365,120.00 which was increased ten days thereafter by $89,922.00 pursuant to provisions of the contract. The assets sold were all loans except loans that should have been charged-off pursuant to First Credit Service Corporation's charge-off policy, personal property located in the Martinez, Brunswick and Kingsland, Georgia branches of FCC, certain itemized contracts, all records relating to the purchased assets and all insurance contracts relating to the loans purchased. The sale was concluded pursuant to the Asset Purchase Agreement attached hereto as Exhibit 2.1.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrants


Date: November 13, 1998

By: /s/ J. Thomas Whelchel
    ----------------------
    J. Thomas Whelchel
    Chairman