Form 10KSB
period 1998-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1999-03-30
CIK 828749

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

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

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:
                            Common Stock No Par Value
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the fiscal year ended December 31, 1998 were $10,846,269.00.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 24, 1999, was $17,959,835. The aggregate market value of the Common Stock held by nonaffiliates was computed by reference to the fair market value of $9.50 per share of the Company's Common Stock as of March 24, 1999, as reported on NASDAQ, on which the Company's Common Stock is traded. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date. The number of shares outstanding of the Registrant's Common Stock as of March 24, 1999: 2,478,153 shares of no par value Common Stock.

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

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

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



   Item                                                                    Page
  Number                                                                  Number
  ------                                                                  ------

                                     PART I

1.   Description of Business................................................ 4
2.   Description of Property................................................15
3.   Legal Proceedings......................................................16
4.   Submission of Matters to a Vote of Security Holders....................16


                                     PART II

5.   Market for Common Equity and Related Stockholder Matters...............16
6.   Management's Discussion and Analysis of Results of Operations and
     Financial Conditions...................................................18
7.   Consolidated Financial Statements......................................42
8.   Changes in and Disagreements with Accountants on Account
     and Financial Disclosure...............................................81

                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act......................81
10.  Executive Compensation.................................................84
11.  Stock Ownership of Certain Beneficial Owners and Management............87
12.  Certain Relationships and Related Transactions.........................90

                                     PART IV

13.  Exhibit List and Reports on Form 8-K...................................90

                                     PART I

Item 1. Description of Business

1.   Business Overview.

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

In September 1993, the Company received approval from the Federal Reserve to establish and operate First Bank Mortgage Corporation ("FBMC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing mortgage loans. On January 1, 1996, FBMC had offices in St. Simons Island, Georgia, Savannah (Chatham County), Georgia and Blairsville (Union County), Georgia. In January 1996, FBMC opened a fourth office in Memphis, Tennessee. Until 1996, FBMC engaged in various aspects of the mortgage loan business. As discussed below, in the second half of 1996, the Company decided to eliminate certain aspects of FBMC's business and incorporate the remaining function within the real estate lending function of the Bank. As of December 31, 1996, FBMC had only two offices, on St. Simons Island, Georgia and in Memphis, Tennessee. The Memphis office closed on March 1, 1997. The St. Simons Island office closed in April, 1997. The Company completed its restructuring of its mortgage banking activities in 1998 by reorganizing all mortgage banking activities within the bank, liquidating the assets of FBMC, and discontinuing its operations.

In September, 1993, the Company received approval from the Federal Reserve Board to establish and operate First Credit Service Corporation ("FCC"), as a wholly-owned subsidiary of GIFH, to engage in originating, making, acquiring and servicing consumer loans, as well as offering credit-related insurance on such loans. FCC has, since then, engaged in the consumer loan business. As of December 31, 1996, FCC had six Georgia offices, in Brunswick, Kingsland, Savannah, Waycross, Martinez, and Garden City. The Waycross and Garden City offices of FCC, however, were closed respectively, in December and September, 1997, and FCC continued to conduct its operations from its Brunswick, Savannah, Martinez, and Kingsland, Georgia, offices. In August, 1998, substantially all of the assets of FCC were sold and GIFH discontinued the operations of FCC.

Beginning May 31, 1994, the Company conducted a secondary public offering of securities (the "Secondary Offering") pursuant to which GIFH offered for sale a minimum of 769,832 and a maximum of 1,538,462 units (the "Units") at a price of $6.50 per Unit. Each Unit consisted of one share of Common Stock of GIFH and one non-detachable Class A Warrant to purchase one share of the Common Stock. Each Class A Warrant expired on May 31, 1998, and entitled the holder to purchase an additional share of the Common Stock at a price of $7.25 if exercised on or before May 31, 1996, $8.25 if exercised on or before May 31, 1997, and $9.50 if exercised on or before May 31, 1998. The Secondary Offering closed as of March 31, 1995. GIFH accepted subscriptions for a total of 897,230 Units, and received total proceeds in connection with such subscriptions amounting to $5,831,995. The proceeds were held in escrow until May 11, 1995, when $5,500,000 was released from escrow to GIFH. The balance of the proceeds held in escrow was released to GIFH on July 25, 1995. In 1996, the Company received $53,077 pursuant to the exercise of 7,321 Class A warrants at $7.25 per share. In 1997, no Class A warrants were exercised, so the Company received no money therefrom. In 1998, 149,970 shares were exercised from these warrants at $9.50 each. The Company received $1,424,715 from the exercise of these warrants and incurred $9,837 in related expense. Unexercised warrants expired May 31, 1998 and the former units are now shares of common stock traded on the NASDAQ national market under the symbol GIFH.

2.   Business Operations.

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

The Bank derives many of its customers from and conducts a significant portion of its business transactions within a primary service area encompassing the mainland of Glynn County and St. Simons Island, Georgia. The population of Glynn County was 61,807 in 1987,64,737 in 1990 and is projected to reach 74,546 by the year 2000. Total dwelling units are expected to increase from

24,085 in 1987 to 31,182 in the year 2000. The area includes well-known resort, retirement and convention destinations, with local industry oriented towards tourism and leisure activities. In addition, the economy of Glynn County is fairly diversified, the top five industries ranked by total employment being: a pulp mill, seafood processing, restaurants, hotel/motels and chemical processing. The local economy is also supported by the Federal Law Enforcement Training Center (the "Center") in Brunswick, which processed approximately 19,350 law enforcement officers in 1996. The Center employs approximately 1,600 people.

Management expects the relatively high level of growth and commercial activity in Glynn County to continue, providing a favorable environment for the Company's operating subsidiary. However, there is no assurance that population growth and ongoing economic development will continue, or that the subsidiaries will be able to exploit the growth and development profitably.

The Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions. As of June 30, 1998, there were a total of eight FDIC-insured institutions operating in the Glynn County markets. Management estimates that as of December 31, 1998, FDIC-insured deposits in Glynn County totaled approximately $1.2 billion, with the Bank having approximately 8% of such deposits.

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

First Bank Mortgage Corporation (FBMC)

Management decided that the Company's remaining mortgage lending operation (i.e., retail mortgage lending) could be handled more efficiently and inexpensively within the framework of the Bank. As a result, during 1998 the Company's remaining mortgage function was shifted to the Bank and FBMC ceased to function as an operating subsidiary. The Company anticipates that for the foreseeable future, the Bank will act strictly as a broker of mortgage loans with funds provided by other lenders. The Bank may in the future commit its own capital to originating or purchasing mortgage loans if suitable opportunities arise.

First Credit Service Corporation (FCC)

Since its inception in September 1993, FCC engaged in the consumer finance business, i.e., it originates, makes, acquires, and services consumer loans, as well as offers credit related insurance on such loans, to the general public. The primary areas serviced by FCC from its four offices were

Glynn, Camden, Columbia, and Chatham Counties, Georgia. In August, 1998, GIFH sold substantially all of the assets of FCC and discontinued operations of the Company. The Company sold substantially all the assets of its subsidiary, First Credit Service Corporation, on August 14, 1998 pursuant to an Asset Purchase Agreement dated August 11, 1998 by and among First Credit Service Corporation ("FCC"); Golden Isles Financial Holdings, Inc. and New South Financial Services, Inc. ("New South"). The acquisition was initially closed on August 14, 1998 and pursuant to paragraph 3.2 of the Asset Purchase Agreement, New South paid to FCC $9,365,120.00 as the "Estimated Purchase Price." Ten days thereafter pursuant to
Section 3.3(b) of the Asset Purchase Agreement, the purchase price was increased by $89,922.00. Additionally FCC sold some loans, leases and personal property that were not purchases by new South to another party for $128,134.68. The assets sold to New South and the other party were all loans of FCC, personal property of FCC located in the Savannah, Martinez, Brunswick, and Kingsland branch of FCC, certain itemized contracts, all records relating to purchased assets of FCC and all insurance contracts relating to loans purchased. The operations of FCC for the years ending December 31, 1998 and 1997 are part of the separately stated results of discontinued operations shown as Results From Discontinued Operations in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operation. The item "Gains from disposal of assets, less applicable income tax" in the amount of $357,000.00 is the after tax gain on the sale of FCC's assets.

C.         Employees.

As of December 31, 1998, GIFH and its subsidiaries employed the equivalent of 45 full-time employees. Management believes that its employee relations are good. There are no collective bargaining agreements covering any of the employees.

D.         Supervision and Regulation.

           Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and to a more limited extent the Company's subsidiaries.

           This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. The scope of regulation and permissible activities of the Company and its subsidiaries is subject to change by future federal and state legislation. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Regulation of the Company.

           The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively.

           Reporting and Examination.

           As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

           Acquisitions.

           The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company.

           The Georgia Department requires similar approval prior to the acquisition of any additional banks from every Georgia bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

           Source of Strength to Subsidiary Banks.

           The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries with an inspection process to ascertain whether such non-banking subsidiaries enhance or detract from the Company's ability to serve as a source of strength for the Bank.

           Capital Requirements.

           The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with the bank owned by the holding company. Bank holding companies must have capital (as defined in the rules) equal to eight (8) percent of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

           The Federal Reserve also requires the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank holding companies. The guidelines define capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Tier 1 capital for banking organizations includes common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and qualifying cumulative perpetual preferred stock. (Cumulative perpetual preferred stock is limited to 25 percent of Tier 1 capital.) Tier 1 capital excludes goodwill; amounts of mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships that, in the aggregate, exceed 100 percent of Tier 1 capital; nonmortgage servicing assets and purchased credit card relationships that in the aggregate, exceed 25 percent of Tier 1 capital; all other identifiable intangible assets; and deferred tax assets that are dependent upon future taxable income, net of their valuation allowance, in excess of certain limitations.

           Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite "1" under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board's risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

           As of December 31, 1998, GIFH maintained Tier 1 and Total Risk Based Capital Ratios of 15.9% and 17.1% respectively. For a more detailed analysis of the Company's capital and comparison to regulatory requirements see Item 6 and
Note 15 to the Consolidated Financial Statements in Item 7 below.

           The Riegle-Neal Interstate Banking and Branching Efficiency Act.

           Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995 an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

           While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than ten
(10) percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or
(ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do no discriminate against out-of-state bank holding companies.

           The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank with interstate branches. However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks, or (ii) permit such merger transactions prior to June 1, 1997. Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

           Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The ten (10) percent concentration limit and the thirty (30) percent concentration limit described above, as well as the rights of the states to modify or waive the thirty (30) percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks.

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

Regulation of the Bank.

           As a state-chartered bank, the Bank is examined and regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claim of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

           Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or provision of any property or services.

           The Georgia Department regulates all areas of the banks banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

     1. the total classified assets at the most recent examination of such bank do not exceed 80% of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

     2. the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the pervious calendar year; and

     3. the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than six (6) percent.

           The Bank is also subject to State of Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

           Expansion through Branching, Merger or Consolidation.

           With respect to expansion, the Bank was previously prohibited from establishing branch offices or facilities outside of the county in which its main office was located, except:

     (1)  in adjacent counties in certain situations, or

     (2) by means of merger or consolidation with a bank which has been in existence for at least five years.

In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, effective July 1, 1996, Georgia permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, this same Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law may result in increased competition in the Bank's market area.

           Capital Requirements.

           The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System. Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of eight (8) percent of which at least four (4) percent must consist of Tier 1 capital. Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and
(iii) minority interests in the equity accounts of consolidated subsidiaries. In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of three (3) percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general is considered a strong banking organization, rated Composite "1" under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. All other financial institutions are required to maintain leverage ratio of four (4) percent.

           Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships ("PCCRs") that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a "ten (10) percent haircut"); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100% of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets ("NMSAs") and PCCRS included in capital cannot exceed 25% of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS must be deducted from Tier 1 capital.

           Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital. Interest-only Strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

FDIC Insurance Assessments.

           The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

           The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund ("BIF"). Under the regulations, banks pay an assessment depending upon risk classification.

           To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 1998, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 1998.

           Under FDICIA insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.

           The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

           The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

           The evaluation system used to judge an institution's CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

           In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

           The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. As a result of the Bank's most recent CRA examination the Bank received a "satisfactory" CRA rating.

Proposed Legislation.

           Legislation is regularly considered and adopted by both the United States Congress and the Georgia General Assembly. Such legislation could result in regulatory changes and changes in competitive relationships for banks and bank holding companies. The effect of such legislation on the business of the Company and the Bank cannot be predicted.

Monetary Policy.

           The results of operations of the Company and the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the foreign and national economy, as well as the effect of policies and actions taken by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

Year 2000 Project.

           The Bank relies heavily upon computers for the daily conduct of its business and will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the year 2000 and beyond.

           The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In accordance with sound management policy and directives from regulatory agencies, the bank began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating and cooling systems, alarms, vaults, elevators and other office equipment, and was completed in 1998. Items that were found not Year 2000 compliant were slated for upgrade or replacement.

           A complete discussion of the Company's remediation efforts and the approximate costs are discussed in Item 6, Management's Discussion and Analysis of Financial Conditions and Results of Operation B Year 2000 Related Issues.

Competition.

           The banking industry is highly competitive. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Management believes that competitive pricing and personalized service will provide it with a method to compete effectively in the primary service area.

Item 2.    Description of Property.

As of July 1997, GIFH relocated its executive offices to the second floor of the Bank's St. Simons branch at 3811 Frederica Road, St. Simons Island, Georgia. GIFH leases this space from the Bank on a month-to-month basis. Previously, GIFH's executive offices were housed in a two-story, freestanding building which was part of an office condominium complex at 200 Plantation Chase, St. Simons Island, Georgia 31522. GIFH purchased the building in February 1996 and sold it in July 1997.

The Bank owns the building which houses its main branch and support service facilities. It is located at 3440 Cypress Mill Road, Brunswick, Georgia 31520, adjacent to the Brunswick Mall. The two story free standing structure is configured for retail banking operations as well as for executive offices for officers of the Bank. In addition, the Bank owns a building located at 3811 Frederica Road, St. Simons Island, Georgia 31522, and operates a full service branch in this building. As noted above, the Bank also leases space within the St. Simons branch to GIFH for use as executive offices.

In September 1996, FBMC moved its corporate offices from the Bank's St. Simons Island facility into an approximately 8,000 square foot office located at 777 Gloucester Street, Suite 300,

Brunswick, Georgia 31520. These offices were subject to a two-year lease which expired in August 1998. As part of the restructuring of the Company's mortgage lending operations discussed in Item 1 above, FBMC closed its corporate offices in the fourth quarter of 1996 and vacated the Gloucester Street premises. During 1998, the Company completed restructuring of its mortgage banking activities. All mortgage banking activities were reorganized within the bank. Remaining assets of FBMC were sold and operations discontinued.

FCC's corporate offices were located at 3423 Fourth Street, Building 5, Unit B, Brunswick, Georgia 31520. Those offices were subject to a three-year lease ending in August, 1998, FCC leased on a month-to-month basis and vacated in October 1998. FCC conducted business out of various office/retail spaces on either a month-to-month basis or subject to term leases. FCC offices in Savannah, Martinez, Kingsland and Brunswick were vacated and all leases terminated without additional liability.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security-holders during the fourth quarter of fiscal 1998 covered by this report.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Before April 18, 1996, there was no established market in which shares of GIFH's Common Stock were regularly traded, nor was there any uniformly quoted prices for such shares. However, on April 18, 1996, the Company Common Stock began to be traded on the NASDAQ Small Capitalization market (NASDAQ-"GIFH") and the former Units were traded under the symbol GIFHU. On May 31, 1998 the warrants attached to the units expired and the trading of the common stock was consolidated under the one symbol GIFH. The high-low range for trades in the Company's Common Stock and Units, for each quarter during 1998 and 1997 in which trades were reported, were as follows:

                       1998
QUARTER            COMMON STOCK                     UNITS
             High              Low          High               Low
1st           9 5/8            7            12 1/4             7
2nd          10                9 1/4         9 1/2             9
3rd          11                8 3/4        No Further Trades
4th          10 1/2            8 1/2

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
3rd          7 3/4             6 3/8        6 3/4              6
4th          7 1/2             6 1/2        7 1/4              6 1/2

As of March 24, 1999, 2,478,153 shares of GIFH's Common Stock were issued and outstanding to approximately 900 holders of record.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank's activities consist of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and loan origination fees and other fees charged to bank customers. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Restatement of Prior Year's Financial Data

         During 1998, The Company discontinued the operations of its consumer finance subsidiary, First Credit Service Corporation ("FCC") and disposed of its assets. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations from continuing operations have been presented separately on a comparable basis for 1998 and 1997 and the results of operations from discontinued operations have been presented separately on a comparable basis for 1998 and 1997. Consequently, certain financial data presented for 1997 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 have been restated to present the 1997 financial data separately for continuing operations and discontinued operations. Also, certain statistical disclosure required by Exchange Act Guide 3 has been presented on a separate basis for continuing operations and discontinued operations.

Results From Continuing Operations For Years Ended December 31, 1998 and 1997

         The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by average earning assets.

Net Interest Income

         The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and other borrowings.

         The Company's net interest margin decreased a nominal two basis points to 4.30% in 1998 as compared to 4.32% in 1997. The yield on average interest-earning assets decreased 15 basis points or 1.61% to 9.17% in 1998 as compared to 9.32% in 1997. The interest rate paid on average interest-bearing liabilities increased three basis points to 5.62% in 1998 as compared to 5.59% in 1997. Net interest income was $4,702,000 in 1998 as compared to $4,105,000 in 1997, representing an increase of $597,000 or 14.54%. The decrease in yield on interest-earning assets combined with an increase in rate paid on interest-bearing liabilities resulted in a decrease in net interest income of $194,000. This decrease in net interest income was offset by an increase of $791,000 generated on an increase in volume of interest-earning assets in 1998.

         Average interest-earning assets increased $14,289,000 or 15.03% to $109,362,000 in 1998 from $95,073,000 in 1997. Average loans increased
$7,170,000; average investments increased $4,773,000; average Federal funds sold increased $2,113,000; and average interest-bearing deposits in banks increased $233,000. The increase in average interest-earning assets was funded by an increase of $10,057,000 or 11.69%, in average deposits to $96,057,000 in 1998 from $86,000,000 in 1997. Approximately 9% of the average deposits were noninterest-bearing deposits in 1998 and 1987.

Allowance for Loan Losses

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $886,000 in 1998 as compared to $271,000 in 1997, representing a increase of 226.93% in the provision. The significant increase in the provision in 1998 resulted from the replenishment of $261,000 for net charge-offs during the year and the addition of $625,000 to cover an increase in average loans of $7,170,000 during the year from the prior year and to cover an increase in nonperforming loans of approximately $385,000. The allowance for loan losses as a percentage of total loans outstanding amounted to 2.01% at December 31, 1998 as compared to 1.52% at December 31, 1997.

         The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

Noninterest Income

         Noninterest income amounted to $817,000 and $955,000 for the years ended December 31, 1998 and 1997, respectively. As a percent of total average assets, noninterest income decreased from .92% in 1997 to .70% in 1998.

         Following is a summary of noninterest income for the years ended December 31, 1998 and 1997.

                                                                                                  1998             1997
                                                                                             ---------------   --------------
              Noninterest income
                 Income from origination and sale of mortgage loans, less related expenses   $       96,000    $     346,000
                 Service charges on deposit accounts                                                534,000          468,000
                 Other                                                                              187,000          141,000
                                                                                             ---------------   --------------
                            Total noninterest income                                         $      817,000    $     955,000
                                                                                             ===============   ==============

         During 1997, the Company curtailed its mortgage banking activities. This decreased activity in the mortgage loan area continued through 1998 as indicated by a decrease of $250,000 in income from the sale and origination of mortgage loans, less related expenses.

         The increase in service charges on deposit accounts of $66,000 or 14.10% to $534,000 in 1998 from $468,000 in 1997 resulted from an increase of 11.69% in average deposits in 1998 over 1997.

Noninterest Expense

         Noninterest expense amounted to $3,327,000 and $3,831,000 for the years ended December 31, 1998 and 1997, respectively, representing a decrease of $504,000 or 13.16%. As a percent of total average assets, noninterest expense amounted to 2.84% in 1998 as compared to 3.68% in 1997.

         Following is a summary of noninterest expense for the years ended December 31, 1998 and 1997.

                                                                                                  1998              1997
                                                                                             ---------------   ---------------
             Noninterest expense
                Salaries and employee benefits                                               $    1,745,000    $    1,942,000
                Equipment expense                                                                   343,000           387,000
                Occupancy expense                                                                   207,000           203,000
                Advertising and business development                                                155,000           103,000
                Legal and professional                                                              217,000           477,000
                Supplies and printing                                                               150,000           134,000
                Other operating expenses                                                            510,000           585,000
                                                                                             ---------------   ---------------
                           Total noninterest expense                                         $    3,327,000    $    3,831,000
                                                                                             ===============   ===============

         Salaries and employee benefits decreased $197,000 to $1,745,000 in 1998 from $1,942,000 in 1997, representing a decrease of 10.14%. The decrease in salaries and employee benefits is attributable to the reduction in personnel as a result of the restructuring of the mortgage banking activities. Equipment and occupancy expense decreased $40,000, or 6.78%, to $550,000 in 1998 from $590,000 in 1997 and was attributable to the disposition of depreciable assets and the reduction of other occupancy and equipment expenses as a result of the curtailment of mortgage banking activities in 1997. Legal and professional expenses decreased $260,000 to $217,000 in 1998 from $477,000 in 1997 principally because of substantial legal expenses incurred to defend the Company against a proxy fight by dissident shareholders in the spring of 1997. All other noninterest expenses decreased $7,000 during 1997.

         For the year ended December 31, 1998, the Company realized net income from continuing operations of $856,000 as compared to net income from continuing operations of $832,000 for the year ended December 31, 1997. After recording a net loss of $128,000 from discontinued operations and a gain of $357,000 from disposal of assets of the discontinued business segment, the Company realized net income of $1,085,000 for the year ended December 31, 1998 as compared to net income of $988,000 (including income from discontinued operations of $156,000) for the year ended December 31, 1997.


Results from Discontinued Operations For Years December 31, 1998 and 1997

         Following is a condensed summary of the results from discontinued operations for the years December 31, l998 and 1997.

                                                                                             1998                 1997
                                                                                     -----------------     -----------------
          Interest income                                                            $      1,225,000      $      2,286,000
          Interest expense                                                                   (455,000)             (780,000)
                                                                                     -----------------     -----------------
                      Net interest income                                                     770,000             1,506,000
          Provision for loan losses                                                          (182,000)             (269,000)
          Other income                                                                        193,000               326,000
          Other expense                                                                      (972,000)           (1,447,000)
                                                                                     -----------------     -----------------
                     Income (loss) from discontinued operations before tax                   (191,000)              116,000
          Applicable income tax (benefit)                                                     (63,000)              (40,000)
                                                                                     -----------------     -----------------
                     Income (loss) from discontinued operations before
                        disposal of assets                                                   (128,000)              156,000
          Gain from disposal of assets, less applicable income tax                            357,000                     -
                                                                                     -----------------     -----------------
                     Net income from discontinued operations                         $        229,000      $        156,000
                                                                                     =================     =================

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

         The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 1998 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company was aware of no events or trends likely to result in a material change in their liquidity. During 1998, the Company's capital increased $2,713,000 to $13,463,000 at December 31, 1998 as compared to $10,750,000 at December 31, 1997. The increase in capital resulted from retained earnings of $1,085,000, an increase in unrealized gains on securities available for sale of $104,000, net of related taxes, an increase of $1,415,000 from the exercise of stock warrants and an increase of $109,000 from the exercise of stock options and the vesting of restricted stock.

         At December 31, 1998, the Company had no binding commitments outstanding for capital expenditures.

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

         The following table summarizes the regulatory capital levels of the Company at December 31, 1998.


                                                      Actual                     Required                     Excess
                                             -------------------------   -------------------------   -------------------------
                                               Amount       Percent         Amount      Percent         Amount      Percent
                                             -----------  ------------   -----------  ------------   ------------ ------------
                                                                          (Dollars in Thousands)
                                             ---------------------------------------------------------------------------------
               Leverage capital              $   13,305       11.0%      $    4,842        4.0%      $    6,053         5.0%
               Risk-based capital:
                Core capital                     13,305       15.9            3,359        4.0            5,038         6.0
                Total capital                    14,364       17.1            6,717        8.0            8,397        10.0

         The Bank also met its individual regulatory capital requirements at December 31, 1998.

 Year 2000 Related Issues

         In accordance with sound management policy and directives from various regulatory agencies, the Company began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating, air conditioning, alarms, vaults, elevators and other office equipment and was completed in 1998. Items that were not Year 2000 compliant were identified and categorized as either mission critical or not mission critical. All mission critical items that were noncompliant were slated for upgrade or replacement.

         Mission critical items are those that allow us to process deposits and withdrawals to deposit accounts and payments or draws to loan accounts, and the ability to maintain accurate customer account information. Items that are not mission critical do not affect customer accounts or are easily replaced with less technical items.

         Upon the conclusion of this review, it was determined that the item processing equipment and software would need replacement and that the Bank's core system, "Liberty", would need upgrading. The "Liberty" system is provided by Jack Henry and Associates and runs on an IBM computer and operating system. The "Liberty" system has been upgraded and the item processing equipment has been replaced with Year 2000 compliant hardware and software.

         The testing phase on the "Liberty" system upgrade was completed in December 1998. The Company is participating in User Group or Proxy testing. The Company and independent third parties are in the process of reviewing the results of these tests.

         The Company has contacted and remains in discussions with its suppliers, large loan customers and large depositors regarding their Year 2000 readiness. Management does not currently expect any Year 2000 issue to have a material impact on the condition of the Company.

         Thus far, the Company has incurred approximately $260,000 in costs related to the Year 2000 issue. The majority of this cost was spent replacing the item processing equipment and software. The old equipment was sold or written off and the resulting effect of the change in depreciation is not material. This equipment would have been replaced in the normal course of business regardless of the Year 2000 issue, but may not have occurred in 1998. Other items were directly expensed and did not have a material impact on the financial condition of the Company.

         The Company has budgeted for an additional $100,000 in costs to complete the Company's Year 2000 Project.

         In the normal course of business, the Company manages many types of risks. Because the risks associated with the Year 2000 issue are unique, the Company has adjusted its risk management process and its contingency plans to consider the most probable Year 2000 effects. Although, it is not possible to predict what failures may occur, the Company believes that planning, communication and coordination will mitigate potential material disruption.

         A formal contingency plan is in place providing for backup plans for all mission critical systems. This includes emergency response teams and offsite recovery centers. The plan is reviewed and tested annually for effectiveness. Testing and training are ongoing.

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


Average Balances and Net Income Analysis From Continuing Operations

         The following tables set forth the amount of the Company's interest income or interest expense from continuing operations for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                                                                         Year Ended December 31,
                                             --------------------------------------------------------------------------------
                                                              1998                                     1997
                                             ---------------------------------------- ---------------------------------------
                                                            Interest      Average                    Interest      Average
                                               Average       Income/       Yield/       Average      Income/       Yield/
                                               Balance       Expense     Rate Paid      Balance      Expense      Rate Paid
                                             ------------- ------------ ------------- ------------  -----------  ------------
                                                                         (Dollars in Thousands)
                                             --------------------------------------------------------------------------------
ASSETS
   Interest-earning assets:
      Loans, net of unearned interest        $     83,968  $     8,516      10.14%    $    76,798   $    7,738       10.08%
      Investment securities, taxable               19,821        1,213       6.12          15,048          949        6.31
      Federal funds sold                            5,157          276       5.35           3,044          167        5.49
      Interest-bearing deposits in banks              416           24       5.77             183           10        5.46
                                             ------------- ------------               ------------  -----------
              Total interest-earning assets       109,362       10,029       9.17          95,073        8,864        9.32
                                             ------------- ------------               ------------  -----------

   Noninterest-earning assets:
      Cash                                          2,144                                   2,216
      Allowance for loan losses                    (1,281)                                 (1,165)
      Unrealized gain on
        available for sale securities                 175                                      39
      Other assets                                  6,825                                   8,037
                                             -------------                            ------------
                                                    7,863                                   9,127
                                             -------------                            ------------
              Total assets                   $    117,225                             $   104,200
                                             =============                            ============

                                                                            Year Ended December 31,
                                                   --------------------------------------------------------------------------
                                                                   1998                                 1997
                                                   ------------------------------------- ------------------------------------
                                                                 Interest     Average                   Interest    Average
                                                     Average      Income/      Yield/      Average      Income/     Yield/
                                                     Balance      Expense    Rate Paid     Balance      Expense    Rate Paid
                                                   ------------- ----------  ----------- ------------- ----------- ----------
                                                                            (Dollars in Thousands)
                                                   --------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and interest-bearing demand deposits    $     18,462  $     732    3.96%      $     12,503  $      353   2.82%
   Time deposits                                         68,842      4,103    5.96             65,717       3,904   5.94
   Other borrowings                                       5,812        352    6.06              3,706         239   6.45
   Notes payable                                          1,596        140    8.75              3,138         263   8.38
                                                   ------------- ----------              ------------- -----------
              Total interest-bearing liabilities         94,712      5,327    5.62             85,064       4,759   5.59
                                                   ------------- ----------              ------------- -----------

Noninterest-bearing liabilities and stockholders'
   equity:
   Demand deposits                                        8,753                                 7,780
   Other liabilities                                      1,373                                 1,106
   Stockholders' equity                                  12,387                                10,250
                                                   -------------                         -------------
              Total noninterest-bearing

              liabilities and stockholders' equity       22,513                                19,136
                                                   -------------                         -------------

              Total liabilities and stockholders'
                equity                             $    117,225                          $    104,200
                                                   =============                         =============

Interest rate spread                                                          3.55%                                 3.73%
                                                                             ===========                           ==========

Net interest income                                              $   4,702                             $    4,105
                                                                 ==========                            ===========

Net interest margin                                                           4.30%                                 4.32%
                                                                             ===========                           ==========

Rate and Volume Analysis From Continuing Operations

         The following table reflects the changes in net interest income from continuing operations resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                         1998 vs. 1997                            1997 vs. 1996
                                            ---------------------------------------- -----------------------------------------
                                              Increase          Changes Due To          Increase         Changes Due To
                                                          --------------------------               ---------------------------
                                             (Decrease)       Rate         Volume      (Decrease)       Rate         Volume
                                            ------------  ------------  ------------ ------------- ------------- -------------
                                                                         (Dollars in Thousands)
                                            ----------------------------------------------------------------------------------
Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans            $       778   $        56   $       722  $        517  $         20  $        497
      Interest on securities:
        Taxable                                     264           (37)          301           435            84           351
        Nontaxable                                    -             -             -            (2)            -            (2)
      Interest on Federal funds                     109            (7)          116            64           (15)           79
      Deposits in banks                              14             1            13             3             1             2
                                            ------------  ------------  ------------ ------------- ------------- -------------
              Total interest income               1,165            13         1,152         1,017            90           927
                                            ------------  ------------  ------------ ------------- ------------- -------------

Expense from interest-bearing liabilities:
   Interest on savings and interest-
      bearing demand deposits                       379           211           168           (53)          (36)          (17)
   Interest on time deposits                        199            13           186           774            42           732
   Interest on other borrowings                     113           (23)          136           (43)            8           (51)
   Interest on debt                                (123)            6          (129)           32             -            32
                                            ------------  ------------  ------------ ------------- ------------- -------------
              Total interest expense                568           207           361           710            14           696
                                            ------------  ------------  ------------ ------------- ------------- -------------

              Net interest income           $       597   $      (194)  $       791  $        307  $         76  $        231
                                            ============  ============  ============ ============= ============= =============

Average Balances and Net Income Analysis From Discontinued Operations

         The following tables set forth the amount of the Company's interest income or interest expense from discontinued operations for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                                                                            Year Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                                  1998                                   1997
                                                  -------------------------------------- -------------------------------------
                                                                  Interest     Average                  Interest    Average
                                                    Average        Income/     Yield/      Average      Income/      Yield/
                                                    Balance        Expense    Rate Paid    Balance      Expense    Rate Paid
                                                  -------------  ------------ ---------- ------------- ----------- -----------
                                                                            (Dollars in Thousands)
                                                  ----------------------------------------------------------------------------
ASSETS
   Interest-earning assets:
      Loans, net of unearned interest             $      5,614   $     1,225   21.82%    $      9,761  $    2,286      23.42%
                                                  -------------                          -------------

   Noninterest-earning assets:
      Cash                                                 661                                     65
      Allowance for loan losses                           (175)                                  (306)
      Other assets                                         306                                    485
                                                  -------------                          -------------
                                                           792                                    244
                                                  -------------                          -------------

              Total assets                        $      6,406                           $     10,005
                                                  =============                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Notes payable                                  $      4,783        455     9.51%      $      8,487        780        9.19%
                                                  ------------- ----------               ------------- ----------

Noninterest-bearing liabilities and stockholders'
   equity:
   Other liabilities                                        46                                     98
   Stockholders' equity                                  1,577                                  1,420
                                                  -------------                          -------------
              Total noninterest-bearing
              liabilities
                and stockholders' equity                 1,623                                  1,518
                                                  -------------                          -------------

              Total liabilities and stockholders'
                equity                            $      6,406                           $     10,005
                                                  =============                          =============

Interest rate spread                                                         12.31%                                    14.23%
                                                                            =======                                   =======

Net interest income                                             $     770                              $   1,506
                                                                ==========                             ==========

Net interest margin                                                          13.72%                                    15.43%
                                                                            =======                                   =======


Rate and Volume Analysis From Discontinued Operations

         The following table reflects the changes in net interest income from discontinued operations resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                         1998 vs. 1997                            1997 vs. 1996
                                            ---------------------------------------- -----------------------------------------
                                                               Changes Due To                            Changes Due To
                                             Increase     --------------------------   Increase    ---------------------------
                                            (Decrease)        Rate         Volume     (Decrease)        Rate         Volume
                                            ------------  ------------  ------------ ------------- ------------- -------------
                                                                         (Dollars in Thousands)
                                            ----------------------------------------------------------------------------------
Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans            $   (1,061)   $       (90)  $     (971)  $        616  $         10  $        606
                                            ------------  ------------  ------------ ------------- ------------- -------------

Expense from interest-bearing liabilities:
   Interest on debt                               (325)            15         (340)           140           (86)          226
                                            ------------  ------------  ------------ ------------- ------------- -------------

              Net interest income           $     (736)   $      (105)  $     (631)  $        476  $         96  $        380
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

         As of December 31, 1998, the Company's cumulative one-year interest rate sensitivity gap ratio was 92%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate slightly faster than the Company's interest-earning assets. Certain assumptions regarding the interest sensitivity of these assets and liabilities have been incorporated into this analysis. The Company believes that it has positioned itself to maintain its net interest margin in the event of changes in interest rates. There can be no assurance, however, that this strategy will be successful.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                               At December 31, 1998
                                                       ---------------------------------------------------------------------
                                                                            Maturing or Repricing Within
                                                       ---------------------------------------------------------------------
                                                         Zero to        Three           One
                                                          Three       Months to       Year to        Over
                                                         Months        One Year     Three Years   Three Years      Total
                                                       ------------  -------------  ------------  ------------  ------------
                                                                              (Dollars in Thousands)
                                                       ---------------------------------------------------------------------
Earning assets:
   Interest-bearing deposits in banks                  $       123   $          -   $         -   $         -   $       123
   Federal funds sold                                        2,550              -             -             -         2,550
   Investment securities                                     1,001          2,113         9,095        10,282        22,491
   Loans                                                    53,600         13,091         9,432        14,651        90,774
                                                       ------------  -------------  ------------  ------------  ------------
                                                            57,274         15,204        18,527        24,933       115,938
                                                       ------------  -------------  ------------  ------------  ------------
Interest-bearing liabilities:
   Interest-bearing demand deposits                         22,013              -             -             -        22,013
   Savings                                                   1,687              -             -             -         1,687
   Certificates less than $100,000                          11,345         32,501         7,251           865        51,962
   Certificates, $100,000 and over                           3,010          7,783         4,974           100        15,867
   Other borrowings                                             90            522         1,091         4,798         6,501
                                                       ------------  -------------  ------------  ------------  ------------
                                                            38,145         40,806        13,316         5,763        98,030
                                                       ------------  -------------  ------------  ------------  ------------

Interest rate sensitivity gap                          $    19,129   $    (25,602)  $     5,211   $    19,170   $    17,908
                                                       ============  =============  ============  ============  ============

Cumulative interest rate sensitivity gap               $    19,129   $     (6,473)  $    (1,262)  $    17,908
                                                       ============  =============  ============  ============

Interest rate sensitivity gap ratio                           1.50           0.37          1.39          4.33
                                                       ============  =============  ============  ============

Cumulative interest rate sensitivity gap ratio                1.50           0.92          0.99          1.18
                                                       ============  =============  ============  ============

                              INVESTMENT PORTFOLIO

         The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 73% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 14% of the investment portfolio matures within one year.

Types of Investments

         The amortized cost and fair value of investments in securities available for sale at the dates indicated are summarized as follows:

                                                                                     Gross         Gross
                                                                   Amortized      Unrealized    Unrealized         Fair
                                                                      Cost           Gains        Losses          Value
                                                                 ---------------  ------------  ------------  ---------------
                                                                                   (Dollars in Thousands)
                                                                 ------------------------------------------------------------
               December 31, 1998:
                  U. S. Government and agency securities         $       21,151   $       243   $         -   $       21,394
                  Mortgage-backed securities                              1,095             3            (1)           1,097
                                                                 ---------------  ------------  ------------  ---------------
                                                                 $       22,246   $       246   $        (1)  $       22,491
                                                                 ===============  ============  ============  ===============

               December 31, 1997:
                  U. S. Government and agency securities         $       16,043   $        84   $        (3)  $       16,124
                  Mortgage-backed securities                                658             7            (1)             664
                                                                 ---------------  ------------  ------------  ---------------
                                                                 $       16,701   $        91   $        (4)  $       16,788
                                                                 ===============  ============  ============  ===============

Maturities

         The amounts of investments in securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                           U. S. Treasury
                                                                           and Other U. S.
                                                                         Government Agencies               State and
                                                                          and Corporations          Political Subdivisions
                                                                                        Yield                        Yield
                                                                         Amount          (1)          Amount        (1) (2)
                                                                     --------------- ------------  --------------  -----------
                                                                                      (Dollars in Thousands)
                                                                     ---------------------------------------------------------
                Maturity:
                   One year or less                                  $        3,114      6.26%     $           -         - %
                   After one year through five years                         17,286      5.94                  -         -
                   After five years through ten years                         1,514      5.94                  -         -
                   After ten years                                              577      6.17                  -         -
                                                                     --------------- ------------  --------------  -----------
                                                                     $       22,491      5.99%     $           -         - %
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

                                 LOAN PORTFOLIO

Types of Loans

         Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of real estate mortgage loans, which constituted approximately 64% of the Company's loan portfolio as of December 31, 1998. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                                    December 31,
                                                                                         ------------------------------------
                                                                                               1998                1997
                                                                                         ----------------   -----------------
                                                                                               (Dollars in Thousands)
                                                                                         ------------------------------------
      Commercial, financial and agricultural                                             $        19,251    $         17,868
      Real estate - construction                                                                   6,770               9,442
      Real estate -  mortgage                                                                     58,502              47,012
      Consumer instalment                                                                          6,150               3,794
      Other                                                                                          101                 581
                                                                                         ----------------   -----------------
                                                                                                  90,774              78,697
      Allowance for loan losses                                                                   (1,825)             (1,200)
                                                                                         ----------------   -----------------
      Loans of continuing operations, net                                                         88,949              77,497
                                                                                         ----------------   -----------------

      Loans of discontinued operations                                                                 -              10,247
      Allowance for loan losses of discontinued operations                                             -                (313)
                                                                                         ----------------   -----------------
      Loans of discontinued operations, net                                                            -               9,934
                                                                                         ----------------   -----------------

      Loans, net                                                                         $        88,949    $         87,431
                                                                                         ================   =================

         Total loans as of December 31, 1998 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through three years, and (3) after three years.

                                                                                                              (Dollars in
                                                                                                               Thousands)
                                                                                                             ---------------
Maturity or Repricing Within:
   One year or less                                                                                          $       66,691
   After one year through five years                                                                                  9,432
   After five years                                                                                                  14,651
                                                                                                             ---------------
                                                                                                             $       90,774
                                                                                                             ===============

         Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

         The following table summarizes loans at December 31, 1998 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                                                              (Dollars in
                                                                                                               Thousands)
                                                                                                             ---------------
Predetermined interest rates                                                                                 $       24,083
Floating or adjustable interest rates                                                                                     -
                                                                                                             ---------------
                                                                                                             $       24,083
                                                                                                             ===============

Nonperforming Loans

         The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated from continuing operations.

                                                                                                     December 31,
                                                                                              ----------------------------
                                                                                                   1998           1997
                                                                                              -------------  -------------
                                                                                                (Dollars in Thousands)
                                                                                              ----------------------------
      Loans accounted for on a nonaccrual basis                                               $      1,310   $      1,174

      Instalment loans and term loans contractually past due ninety days or more                        86              1
        as to interest or principal payments and still accruing

      Loans, the terms of which have been renegotiated to provide a reduction                          499            335
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

         Following is a summary of the commitments outstanding at December 31, 1998 and 1997.

                                                                                                  1998              1997
                                                                                            ---------------   ---------------
                                                                                                 (Dollars in Thousands)
                                                                                            ---------------------------------
           Commitments to extend credit                                                     $       10,248    $        8,365
           Standby letters of credit                                                                   825               592
                                                                                            ---------------   ---------------
                                                                                            $       11,073    $        8,957
                                                                                            ===============   ===============

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,825,000 at December 31, 1998, representing 2.01% of year end total loans outstanding, compared with $1,200,000 from continuing operations at December 31, 1997, which represented 1.52% of year end total loans outstanding from continuing operations. The allowance for loan losses is reviewed monthly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                                            At December 31,
                                                                          ----------------------------------------------------
                                                                                   1998                       1997
                                                                          ------------------------  --------------------------
                                                                                       Percent of                 Percent of
                                                                                       Loans in                    Loans in
                                                                                        Category                   Category
                                                                                        to Total                   to Total
                                                                            Amount       Loans        Amount        Loans
                                                                          -----------  -----------  -----------  -------------
                                                                                        (Dollars in Thousands)
                                                                          ----------------------------------------------------
       Commercial, financial,
          industrial and agricultural                                     $      867        21%     $      460         20%
       Real estate                                                               824        72             472         63
       Consumer                                                                  122         7             192          5
       Discontinued operations                                                     -         -             313         12
       Unallocated                                                                12         -              76          -
                                                                          -----------  -----------  -----------  -------------
                                                                          $    1,825       100%     $    1,513        100%
                                                                          ===========  ===========  ===========  =============

         The following table presents an analysis of the Company's loan loss experience from continuing operations and discontinued operations for the periods indicated:

                                                               Continuing Operations        Discontinued Operations
                                                            -----------------------------  ---------------------------
                                                                    December 31,                  December 31,
                                                            -----------------------------  ---------------------------
                                                                 1998            1997         1998           1997
                                                            -------------   -------------  ------------   ------------
                                                               (Dollars in Thousands)        (Dollars in Thousands)
                                                            -----------------------------  ---------------------------
      Average amount of loans outstanding                   $     83,968    $     76,798   $     5,614    $     9,761
                                                            =============   =============  ============   ============

      Balance of reserve for possible loan losses at
        beginning of period                                 $      1,200    $      1,168   $       313    $       277
                                                            -------------   -------------  ------------   ------------

      Charge-offs:
        Commercial, financial and agricultural                      (276)           (186)            -              -
        Real estate                                                   (4)            (43)            -              -
        Consumer                                                    (132)            (64)         (246)          (252)
      Recoveries:
        Commercial, financial and agricultural                        99              21             -              -
        Real estate                                                    7               -             -              -
        Consumer                                                      45              33            46             19
                                                            -------------   -------------  ------------   ------------
              Net charge-offs                                       (261)           (239)         (200)          (233)
                                                            -------------   -------------  ------------   ------------

      Additions to reserve charged to operating expenses             886             271           182            269
                                                            -------------   -------------  ------------   ------------

      Balance of reserve charged to gain on
         sale of discontinued assets                                   -               -          (295)             -
                                                            -------------   -------------  ------------   ------------

              Balance of reserve for possible loan losses   $      1,825    $      1,200             -     $      313
                                                            =============   =============  ============   ============

      Ratio of net loan charge-offs to average loans                .31%            .31%         3.56%          2.39%
                                                            =============   =============  ============   ============

                                    DEPOSITS

         Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                                    Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                              1998                           1997
                                                                  -----------------------------  -----------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------
      Noninterest-bearing demand deposits                         $        8,753          - %    $        7,780          - %
      Interest-bearing demand and savings deposits                        18,462       3.96              12,503       2.82
      Time deposits                                                       68,842       5.96              65,717       5.94
                                                                  ---------------                ---------------
              Total deposits                                      $       96,057                 $       86,000
                                                                  ===============                ===============

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                                                               (Dollars in
                                                                                                                Thousands)
                                                                                                              ---------------
           Three months or less                                                                               $        3,010
           Over three through twelve months                                                                            7,783
           Over twelve months                                                                                          5,074
                                                                                                              ---------------
                         Total                                                                                $       15,867
                                                                                                              ===============

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

         The following rate of return information for the periods indicated is presented below.

                                                                                             Year Ended December 31,
                                                                                       ------------------------------------
                                                                                            1998                1997
                                                                                       ----------------    ----------------
      Return on assets  (1)                                                                    0.89%               0.89%

      Return on equity  (2)                                                                    8.76                9.64

      Dividends payout ratio (3)                                                                  -                   -

      Equity to assets ratio (4)                                                              10.19                9.22

(1)      Net income divided by average total assets.
(2)      Net income divided by average equity.
(3)      Dividends declared per share divided by net income per share.
(4)      Average equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-39 of this Annual Report on Form 10-KSB.

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Income - Years ended December 31, 1998 and 1997

         Consolidated Statements of Comprehensive Income - Years ended December 31, 1998 and 1997

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

         Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.



                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Consolidated financial statements:

      Independent Auditor's Report
      Consolidated Balance Sheets - December 31, 1998 and 1997
      Consolidated Statements of Income - Years ended December 31, 1998 and 1997 Consolidated Statements of Comprehensive Income - Years ended December
      31, 1998 and 1997
      Consolidated Statements of Stockholders' Equity -
      Years ended December 31, 1998 and 1997
      Consolidated Statements of Cash Flows - Years ended
      December 31, 1998 and 1997
      Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

================================================================================


To the Board of Directors
Golden Isles Financial Holdings, Inc.
  and Subsidiaries
St. Simons Island, Georgia


         We have audited the accompanying consolidated balance sheets of Golden Isles Financial Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Isles Financial Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                     /s/ Mauldin & Jenkins, LLC

Albany, Georgia
January 29, 1999

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997


===============================================================================================================================
                                                                                        1998                       1997
                                                                             -----------------------    -----------------------
Assets
------
Cash and due from banks                                                      $            3,008,387      $           3,202,087
Interest-bearing deposits in banks                                                          122,754                     22,674
Federal funds sold                                                                        2,550,000                  2,330,000
Securities available for sale, at fair value                                             22,490,648                 16,787,502
Loans held for sale                                                                               -                    307,457

Loans, including $10,246,738 in loans of discontinued
    operations in 1997                                                                   90,774,151                 88,944,391
Less allowance for loan losses, including allowance of
    $312,739 for loans of discontinued operations in 1997                                 1,825,319                  1,512,953
                                                                             -----------------------    -----------------------
          Loans, net                                                                     88,948,832                 87,431,438
                                                                             -----------------------    -----------------------

Premises and equipment, net                                                               3,015,992                  3,195,582
Other assets                                                                              2,096,009                  2,256,116
                                                                             -----------------------    -----------------------

          Total assets                                                       $          122,232,622      $         115,532,856
                                                                             =======================    =======================


Liabilities and Stockholders' Equity
------------------------------------
Deposits
    Noninterest-bearing demand                                               $            9,743,289      $           7,251,295
    Interest-bearing demand                                                              22,012,678                 10,000,471
    Savings                                                                               1,687,203                  1,123,621
    Time, $100,000 and over                                                              15,866,520                 19,640,192
    Other time                                                                           51,962,231                 52,775,178
                                                                             -----------------------    -----------------------
          Total deposits                                                                101,271,921                 90,790,757
    Notes payable                                                                                 -                  9,367,458
    Federal Home Loan Bank borrowings                                                     6,500,500                  3,879,171
    Other liabilities                                                                       997,325                    745,665
                                                                             -----------------------    -----------------------
          Total liabilities                                                             108,769,746                104,783,051
                                                                             -----------------------    -----------------------


Stockholders' equity
    Common stock, no par value; 50,000,000
        shares authorized; 2,474,377 and 2,313,645
        shares issued and outstanding                                                     1,094,338                  1,094,338
    Capital surplus                                                                      11,482,666                  9,959,244
    Retained earnings (deficit)                                                             724,462                   (360,699)
    Accumulated other comprehensive income                                                  161,410                     56,922
                                                                             -----------------------    -----------------------
          Total stockholders' equity                                                     13,462,876                 10,749,805
                                                                             -----------------------    -----------------------

          Total liabilities and stockholders' equity                         $          122,232,622      $         115,532,856
                                                                             =======================    =======================

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


========================================================================================================
                                                                          1998                 1997
                                                                   -----------------   -----------------
Interest income
    Interest and fees on loans                                     $      8,516,072     $     7,738,499
    Interest on taxable securities                                        1,212,992             948,967
    Other interest income                                                   300,089             176,715
                                                                   -----------------   -----------------
          Total interest income                                          10,029,153           8,864,181
                                                                   -----------------   -----------------

Interest expense
    Interest on deposits                                                  4,834,167           4,256,949
    Interest on other borrowings                                            492,034             501,689
                                                                   -----------------   -----------------
          Total interest expense                                          5,326,201           4,758,638
                                                                   -----------------   -----------------

          Net interest income                                             4,702,952           4,105,543
Provision for loan losses                                                   886,000             271,000
                                                                   -----------------   -----------------
          Net interest income after provision for loan losses             3,816,952           3,834,543
                                                                   -----------------   -----------------

Other income
    Income from origination and sale of mortgage loans,
        less related expenses                                                95,859             345,933
    Service charges on deposit accounts                                     533,979             468,348
    Net realized loss on sales of securities                                      -                (432)
    Other                                                                   187,278             140,889
                                                                   -----------------   -----------------
          Total other income                                                817,116             954,738
                                                                   -----------------   -----------------

Other expense
    Salaries and employee benefits                                        1,744,761           1,941,569
    Equipment and occupancy expense                                         549,944             590,649
    Advertising and business development                                    154,623             102,577
    Legal and professional                                                  216,950             476,597
    Supplies and printing                                                   150,224             133,762
    Other operating expenses                                                510,275             585,939
                                                                   -----------------   -----------------
          Total other expense                                             3,326,777           3,831,093
                                                                   -----------------   -----------------

          Income from continuing operations
             before income tax                                            1,307,291             958,188

Applicable income tax                                                       451,540             126,126
                                                                   -----------------   -----------------

          Income from continuing operations                                 855,751             832,062

Discontinued operations
    Income (loss) from operations, less applicable income tax
        benefit of $62,904 and $39,560                                     (128,103)            156,087
    Gain from disposal of business segment, less applicable
        income tax of $184,173                                              357,513                   -
                                                                   -----------------   -----------------

          Net income                                               $      1,085,161     $       988,149
                                                                   =================   =================

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

===============================================================================
                                                     1998             1997
                                                  -------------   -------------

Basic earnings (loss) per common share:
    Income from continuing operations             $       0.35     $      0.36
    Income (loss) from discontinued operations           (0.05)           0.07
    Gain from disposal of business segment                0.15               -
                                                  -------------   -------------
    Net income                                    $       0.45     $      0.43
                                                  =============   =============

Diluted earnings (loss) per common share:
    Income from continuing operations             $       0.35            0.35
    Income (loss) from discontinued operations           (0.05)           0.07
    Gain from disposal of business segment                0.14               -
                                                  -------------   -------------
    Net income                                    $       0.44     $      0.42
                                                  =============   =============


See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

================================================================================
                                                           1998         1997
                                                      ------------- ------------

Net income                                            $  1,085,161  $   988,149
                                                      ------------- ------------

Other comprehensive income:
  Net unrealized holding gains arising during period,
      net of tax of $54,104 and $13,148                    104,488       25,520
  Reclassification adjustment for losses included in
      net income, net of tax of $ -- and $147                    -          285
                                                      ------------- ------------
Total other comprehensive income                           104,488       25,805
                                                      ------------- ------------

Comprehensive income                                  $  1,189,649  $ 1,013,954
                                                      ============= ============

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


====================================================================================================================


                                                                                        Accumulated
                                    Common Stock                          Retained        Other          Total
                               ------------------------    Capital        Earnings     Comprehensive Stockholders'
                                Shares     Par Value       Surplus        (Deficit)       Income        Equity
                               ---------- -------------  -------------- --------------- ------------ ---------------
Balance, December 31, 1996     2,344,303   $ 1,094,338   $   9,972,568   $  (1,348,848)  $   31,117   $   9,749,175
    Net income                         -             -               -         988,149            -         988,149
    Vesting of restricted stock        -             -          32,466               -            -          32,466
    Forfeiture of
        restricted stock         (30,658)            -         (45,790)              -            -         (45,790)
    Other comprehensive
        income                         -             -               -               -       25,805          25,805
                               ---------- -------------  -------------- --------------- ------------ ---------------
Balance, December 31, 1997     2,313,645     1,094,338       9,959,244        (360,699)      56,922      10,749,805
    Net income                         -             -               -       1,085,161            -       1,085,161
    Vesting of restricted stock        -             -          32,466               -            -          32,466
    Proceeds from exercise
        of stock warrants, net
        of expenses              149,970             -       1,414,878               -            -       1,414,878
    Proceeds from exercise
        of stock options          10,762             -          76,078               -            -          76,078
    Other comprehensive
        income                         -             -               -               -      104,488         104,488
                               ---------- -------------  -------------- --------------- ------------ ---------------
Balance, December 31, 1998     2,474,377   $ 1,094,338   $  11,482,666   $     724,462   $  161,410   $  13,462,876
                               ========== =============  ============== =============== ============ ===============

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

========================================================================================================
                                                                        1998                  1997
                                                                ------------------   -------------------
OPERATING ACTIVITIES
    Net income                                                  $       1,085,161     $         988,149
    Deduct income from discontinued operations                           (229,410)             (156,087)
                                                                ------------------   -------------------
    Income from continuing operations                                     855,751               832,062
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
        Depreciation                                                      283,415               308,594
        Amortization                                                            -                 3,264
        Provision for loan losses                                         886,000               271,000
        Provision for deferred taxes                                     (171,747)             (129,358)
        Net loss on disposal of premises and equipment                     57,170               114,768
        Net realized loss on securities transactions                            -                   432
        Gain on sale of other assets                                            -               (43,498)
        Decrease in loans held for sale, net                              307,457             6,016,262
        Decrease in warehousing account, net                                    -              (503,229)
        Increase in interest receivable                                   (87,861)             (154,318)
        Decrease in interest payable                                       (2,330)              (21,670)
        Decrease in taxes receivable                                            -               287,495
        Increase in taxes payable                                         400,402                25,428
        Net change in other prepaids and accruals                         (36,039)             (260,627)
                                                                ------------------   -------------------
              Net cash provided by continuing operations                2,492,218             6,746,605
              Net cash provided by discontinued operations                 37,193               462,273
                                                                ------------------   -------------------
              Net cash provided by operating activities                 2,529,411             7,208,878
                                                                ------------------   -------------------

INVESTING ACTIVITIES
    (Increase) decrease in Federal funds sold                            (220,000)            6,310,000
    (Increase) decrease in interest-bearing deposits in bank             (100,080)              839,396
    Available for sale securities:
       Proceeds from sales and calls                                    5,340,549             4,335,150
       Proceeds from maturities and paydowns                            2,406,673               728,560
       Purchases                                                      (13,291,776)          (12,276,431)
    Held to maturity securities:
       Proceeds from maturities and paydowns                                    -               543,384
    Increase in loans, net                                            (11,336,937)          (11,446,812)
    Redemption of Federal Home Loan Bank                                        -               105,000
    Purchase of premises and equipment                                   (354,969)              (87,498)
    Proceeds from sales of premises and equipment                           3,950               532,916
    Proceeds from sales of other assets                                         -               385,000
    Proceeds from sales of assets from
        discontinued operations                                         9,571,022                     -
                                                                ------------------   -------------------

              Net cash used in investing activities                    (7,981,568)          (10,031,335)
                                                                ------------------   -------------------

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

========================================================================================================
                                                                          1998                 1997
                                                                   -----------------   -----------------
FINANCING ACTIVITIES
    Net increase in deposits                                       $     10,481,164     $     7,982,589
    Net decrease in notes payable                                        (9,367,458)         (4,768,015)
    Net increase (decrease) in Federal Home Loan
        Bank borrowings                                                   2,621,329            (565,472)
    Vesting (forfeiture) of restricted stock, net                            32,466             (13,324)
    Proceeds from exercise of stock warrants                              1,414,878                   -
    Proceeds from exercise of stock options                                  76,078                   -
                                                                   -----------------   -----------------

              Net cash provided by financing activities                   5,258,457           2,635,778
                                                                   -----------------   -----------------

Net decrease in cash and due from banks                                    (193,700)           (186,679)

Cash and due from banks at beginning of year                              3,202,087           3,388,766
                                                                   -----------------   -----------------

Cash and due from banks at end of year                             $      3,008,387     $     3,202,087
                                                                   =================   =================

SUPPLEMENTAL DISCLOSURES
    Cash paid for (received from):
        Interest                                                   $      5,783,368     $     5,358,826

        Income taxes                                               $        222,885     $       (57,439)


NONCASH TRANSACTIONS
    Net change in unrealized gain on securities
        available for sale                                         $       (158,592)    $       (39,100)

   Transfer of securities held to maturity to
        available for sale                                         $              -     $     1,510,460

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business

              Golden Isles Financial Holdings, Inc. (the "Company") is a bank holding company whose business is presently conducted by its wholly-owned subsidiary, The First Bank of Brunswick (the "Bank"). The Bank is a commercial bank located in Brunswick, Glynn County, Georgia with one branch located on St. Simons Island, Georgia. The Bank provides a full range of banking services in its primary market area of Glynn County and surrounding counties.

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

           Reclassification of Certain Items

              Certain items in the consolidated financial statements as of and for the year ended December 31, 1997 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Cash and Cash Equivalents

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

           Securities

              Securities are classified based on management's intention on the date of purchase. All debt securities are classified as securities available for sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax.

              Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

              A decline in the fair value below cost of any security that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

           Loans Held for Sale

              Loans held for sale include primarily mortgage loans and are carried at the lower of aggregate cost or fair value. During 1997, the Company purchased and sold real estate mortgage loans in the secondary market. Loans originated pending sale were classified as loans held for sale. All loans were sold subject to a recourse provision relating only to documentation deficiencies. Gains and losses resulting from sales of mortgage loans were recognized in the period the sale occurs, as the recourse provisions do not significantly affect the earning process.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



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

              The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. If, in management's opinion, the impairment may be for a period of time other than temporary, all unpaid accrued interest is reversed out of income when the accrual of interest is discontinued. Interest income is subsequently recognized only to the extent cash payments are received.

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



================================================================================



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

================================================================================

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

           Recent Accounting Pronouncements

              In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Recent Accounting Pronouncements (Continued)

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

              Management has not yet determined what effect the adoption of SFAS 133 will have on the Company's earnings or financial position.


NOTE 2.    DISCONTINUED OPERATIONS

              During 1998, the Company discontinued the operations of its consumer finance subsidiary, First Credit Service Corporation ("FCC") and disposed of its assets, realizing cash proceeds of $9,571,022. The sales resulted in a pretax gain of $541,686, which, net of income taxes of $184,173, produced a gain on the disposal of the business segment of $357,513.

              The gain on disposal of the assets of FCC and the operations of the discontinued business segment have been accounted for as discontinued operations. The prior year's consolidated financial statements have been restated to reflect the discontinuation of the consumer finance segment. Revenues for the consumer finance segment for the years ended December 31, 1998 and 1997 were approximately $1,531,500 and $2,611,500, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 3.    SECURITIES

              The amortized cost and fair value of securities are summarized as follows:

                                                                  Gross        Gross
                                                  Amortized     Unrealized   Unrealized       Fair
                                                     Cost         Gains        Losses        Value
                                                 -------------  -----------  -----------  -------------
              Securities Available for Sale
                 December 31, 1998:
                    U. S. Government and
                      agency securities          $ 21,150,936   $  243,404   $    (659)   $ 21,393,681
                    Mortgage-backed
                       securities                   1,094,874        2,640        (547)      1,096,967
                                                 -------------  -----------  -----------  -------------
                                                 $ 22,245,810   $  246,044   $  (1,206)   $ 22,490,648
                                                 =============  ===========  ===========  =============

                 December 31, 1997:
                    U. S. Government and
                      agency securities          $ 16,042,798   $   83,842   $  (2,859)   $ 16,123,781
                    Mortgage-backed
                       securities                     658,458        6,446      (1,183)        663,721
                                                 -------------  -----------  -----------  -------------
                                                 $ 16,701,256   $   90,288   $  (4,042)   $ 16,787,502
                                                 =============  ===========  ===========  =============

              The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                         Securities Available for
                                                                                   Sale
                                                                       -----------------------------
                                                                         Amortized         Fair
                                                                           Cost            Value
                                                                       -------------   -------------
                    Due in one year or less                            $  3,007,119    $  3,027,066
                    Due from one year to five years                      16,638,031      16,852,865
                    Due from five to ten years                            1,505,786       1,513,750
                    Mortgage-backed securities                            1,094,874       1,096,967
                                                                       -------------   -------------
                                                                       $ 22,245,810    $ 22,490,648
                                                                       =============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 3.        SECURITIES (Continued)

               Securities with a fair value of $2,662,765 and $1,154,390 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

               Gains and losses on sales of securities available for sale consist of the following:

                                                                                 December 31,
                                                                          ----------------------------
                                                                               1998           1997
                                                                          ------------   -------------
                   Gross gains on sales of securities                     $         -    $    10,093
                   Gross losses on sales of securities                              -        (10,525)
                                                                          ------------   -------------
                   Net realized loss on sales of securities available
                   for sale                                               $         -    $      (432)
                                                                          ============   =============

NOTE 4.        LOANS AND ALLOWANCE FOR LOAN LOSSES

               The composition of loans is summarized as follows:

                                                                              December 31,
                                                                    ----------------------------------
                                                                          1998               1997
                                                                    ---------------   ----------------
                  Commercial, financial, and agricultural           $   19,250,668    $    17,868,057
                  Real estate - construction                             6,770,235          9,442,036
                  Real estate - mortgage                                58,502,031         47,012,115
                  Consumer installment                                   6,150,213          3,794,258
                  Other                                                    101,004            581,187
                                                                    ---------------   ----------------
                                                                        90,774,151         78,697,653
                  Allowance for loan losses                             (1,825,319)        (1,200,214)
                                                                    ---------------   ----------------
                  Loans of continuing operations, net                   88,948,832         77,497,439
                                                                    ---------------   ----------------

                  Loans of discontinued operations                               -         10,246,738
                  Allowance for loan losses of discontinued
                  operations                                                     -           (312,739)
                                                                    ---------------   ----------------
                  Loans of discontinued operations, net                          -          9,933,999
                                                                    ---------------   ----------------

                  Loans, net                                        $   88,948,832    $    87,431,438
                                                                    ===============   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 4.        LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

               Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                                          1998              1997
                                                                    ---------------   ---------------
                  Balance, beginning of year                        $    1,512,953    $    1,445,365
                     Provision for loan losses                             886,000           271,000
                     Loans charged off                                   (412,553)         (292,546)
                     Recoveries of loans previously charged off            151,658            53,265
                     Discontinued operations                             (312,739)            35,869
                                                                    ---------------   ---------------
                  Balance, end of year                              $    1,825,319    $    1,512,953
                                                                    ===============   ===============

               The Bank had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $1,309,642 and $1,330,048 at December 31, 1998 and 1997,
               respectively. These loans had related allowances for loan losses of approximately $550,400 and $199,500 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans for 1998 and 1997 was approximately $1,085,500 and $554,400, respectively. There was no significant amount of interest income recognized on impaired loans in 1998 or 1997.

               The Bank has granted loans to certain directors, executive officers, and related entities of the Company and the Bank. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31, 1998 and 1997 are as follows:

                                                                             1998           1997
                                                                         -------------  -------------
                  Balance, beginning of year                             $  2,265,229   $  2,728,631
                     Advances                                               1,512,967      1,347,654
                     Repayments                                            (2,042,121)    (1,811,056)
                                                                         -------------  -------------
                  Balance, end of year                                   $  1,736,075   $  2,265,229
                                                                         =============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 5.        PREMISES AND EQUIPMENT

               Premises and equipment are summarized as follows:

                                                                                 December 31,
                                                                          ---------------------------
                                                                              1998           1997
                                                                          ------------   ------------
                  Land                                                    $   514,235    $   514,235
                  Buildings and improvements                                2,077,578      2,107,856
                  Furniture and equipment                                   1,481,297      1,576,712
                                                                          ------------   ------------
                                                                            4,073,110      4,198,803
                  Accumulated depreciation                                  1,057,118      1,003,221
                                                                          ------------   ------------
                                                                          $ 3,015,992    $ 3,195,582
                                                                          ============   ============

NOTE 6.        DEPOSITS

               At December 31, 1998, the scheduled maturities of time deposits were as follows:

                   1999                                                               $  54,639,699
                   2000                                                                  10,929,105
                   2001                                                                   1,294,504
                   2002                                                                     318,853
                   2003                                                                     399,000
                   Later years                                                              247,590
                                                                                      --------------
                                                                                      $  67,828,751
                                                                                      ==============

               Brokered deposits of $3,891,140 and $6,100,856 are included in time deposits at December 31, 1998 and 1997 respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 7.        NOTES PAYABLE

               Notes payable at December 31, 1997, consisted of the following:

                   American Banking Company, Moultrie, Georgia; $3,500,000 term         $   2,500,000
                      note, which was paid in full in August 1998.
                   CoreStates Bank, N.A.; $10,000,000 line of credit, which was             6,867,458
                      paid in full and terminated in August 1998.
                                                                                        --------------
                                                                                        $   9,367,458
                                                                                        ==============


NOTE 8.        FEDERAL HOME LOAN BANK BORROWINGS

               During 1998 and 1997, the Bank obtained funding for mortgage loans from the Federal Home Loan Bank of Atlanta. At December 31, 1998 and 1997, the advances had a weighted average interest rate of 5.87% and 6.31%, respectively. The Bank's advances from the Federal Home Loan Bank are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Bank's stock in the Federal Home Loan Bank of Atlanta. A summary of the Bank's FHLB borrowings for the years ended December 31, 1998 and 1997 follows:

                                                                                 December 31,
                                                                        -------------------------------
                                                                              1998            1997
                                                                        --------------   --------------
                  Balance, beginning of year                            $   3,879,171    $   4,444,643
                     Advances                                               3,500,000        2,808,000
                     Repayments                                             (878,671)      (3,373,472)
                                                                        --------------   --------------
                  Balance, end of year                                  $   6,500,500    $   3,879,171
                                                                        ==============   ==============

               Advances at December 31, 1998 have maturities in future years as follows:

                  Year Ending December 31
                  -----------------------
                     1999                                                                 $   611,671
                     2000                                                                     603,671
                     2001                                                                     487,671
                     2002                                                                   1,145,687
                     Later                                                                  3,651,800
                                                                                          ------------
                                                                                          $ 6,500,500
                                                                                          ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 9.        EMPLOYEE BENEFIT PLAN

               The Company provides a 401(k) plan for qualified employees to defer up to 10% of their salary with matching contributions from the Company made at the discretion of the Board of Directors. Contributions and administrative expenses charged to expense during 1998 and 1997 amounted to $35,614 and $55,999, respectively.


NOTE 10.       INCOME TAXES

               The provision for income taxes from continuing operations for the years ended December 31, 1998 and 1997 consists of the following:

                                                                                 December 31,
                                                                        -------------------------------
                                                                              1998             1997
                                                                        --------------   --------------
                  Current                                               $     623,287    $     298,135
                  Deferred                                                   (171,747)          57,258
                  Benefit of operating loss carryforward                            -          (49,542)
                  Reversal of valuation allowance on deferred
                  tax assets                                                        -         (179,725)
                                                                        --------------   --------------
                                                                        $     451,540    $     126,126
                                                                        ==============   ==============

               The total provision for income taxes for the years ended December 31, 1998 and 1997 was $572,809 and $86,566, respectively. Those amounts have been allocated to the following financial statement items:

                                                                                 December 31,
                                                                        -------------------------------
                                                                              1998             1997
                                                                        --------------   --------------
                  Income from continuing operations                     $     451,540    $     126,126
                  Income (loss) from discontinued operations                  (62,904)         (39,560)
                  Gain on disposal of business segment                        184,173                -
                                                                        --------------   --------------
                                                                        $     572,809    $      86,566
                                                                        ==============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 10.     INCOME TAXES (Continued)

             The Company's provision for income tax differs from the amounts computed by applying the Federal income tax statutory rates to income from continuing operations before income tax. A reconciliation of the differences is as follows:

                                                                        December 31,
                                                      -------------------------------------------------
                                                               1998                      1997
                                                      -----------------------   -----------------------
                                                         Amount      Percent      Amount       Percent
                                                      -------------  --------   ------------   --------
                Income tax at statutory rate          $    444,479      34%     $   325,784       34%
                   Valuation reserve                             -       -         (179,725)     (19)
                   Net operating loss carryforward               -       -          (49,542)      (5)
                   Other items, net                          7,061       1           29,609        3
                                                      -------------  --------   ------------   --------
                Provision for income taxes            $    451,540      35 %    $   126,126       13%
                                                      =============  ========   ============   ========

                The components of deferred income taxes are as follows:

                                                                                 December 31,
                                                                        -------------------------------
                                                                              1998            1997
                                                                        --------------   --------------
                  Deferred tax assets:
                     Allowance for loan losses                          $     546,160    $     350,874
                     Restricted stock                                          30,424           19,386
                     Non accrual loan interest receivable                      42,257           18,280
                     Loans held for sale                                            -           60,936
                                                                        --------------   --------------
                                                                              618,841          449,476
                                                                        --------------   --------------

                  Deferred tax liabilities:
                     Premises and equipment                                    88,220           90,602
                     Unrealized gain on securities available for sale          83,428           29,324
                                                                        --------------   --------------
                                                                              171,648          119,926
                                                                        --------------   --------------

                  Net deferred tax assets                               $     447,193    $     329,550
                                                                        ==============   ==============

             The deferred taxes on December 31, 1997 have been restated to eliminate the net deferred tax asset of $93,191 related to discontinued operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 11.       EARNINGS PER COMMON SHARE

               The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share.

                                                                 Year Ended December 31, 1998
                                                         ---------------------------------------------
                                                            Income          Shares        Per Share
                                                          (Numerator)    (Denominator)     Amount
                                                         --------------  -------------  --------------
                Basic earnings per share
                   Net income                            $   1,085,161      2,404,176   $        0.45
                                                                                        ==============

                Effect of Dilutive Securities
                   Stock options                                     -         39,127
                                                         --------------  -------------

                Dilutive earnings per share
                   Net income                            $   1,085,161      2,443,303   $        0.44
                                                         ==============  =============  ==============
                                                                 Year Ended December 31, 1997
                                                         ---------------------------------------------
                                                             Loss           Shares        Per Share
                                                          (Numerator)    (Denominator)     Amount
                                                         --------------  -------------  --------------
                Basic earnings per share
                   Net income                            $     988,149      2,323,984   $        0.43
                                                                                        ==============

                Effect of Dilutive Securities
                   Stock options                                     -         11,071
                                                         --------------  -------------

                Dilutive earnings per share
                   Net income                            $     988,149      2,335,055   $        0.42
                                                         ==============  =============  ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 12.       COMMITMENTS AND CONTINGENT LIABILITIES

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

               The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Bank's commitments is as follows:



                                                                      December 31,
                                                             -------------------------------
                                                                   1998             1997
                                                             --------------    -------------
                  Commitments to extend credit               $  10,247,887     $  8,364,777
                  Standby letters of credit                        824,975          592,000
                                                             --------------    -------------
                                                             $  11,072,862     $  8,956,777
                                                             ==============    =============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 12.       COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

               In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 13.       CONCENTRATIONS OF CREDIT

               The Company originates primarily commercial, residential, and consumer loans to customers in and around Glynn County, Georgia. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Glynn County area.

               Approximately seventy-two percent (72%) of the Company's loan portfolio is concentrated in real estate loans, of which 10% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 4.

               The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,662,500.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 14.       RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS

               Restricted Stock

                 In August 1994, the Company granted 9,260 shares of restricted stock to four key employees. Of the above shares, 8,100 were forfeited in 1997, and the remaining 1,160 shares will vest in August 1999. In July 1995, the Company granted 62,570 shares of restricted stock to eight directors. In 1997, 22,558 of these shares were forfeited. In December 1998, the Company granted 4,000 shares of restricted stock to two directors. All of the remaining 44,012 shares will be fully vested by the end of the seventh year from the date of the grant. The cost of the restricted stock is being amortized over the vesting periods. For each of the years ended December 31, 1998 and 1997, $32,466 was amortized as restricted stock and the same amount was credited to capital surplus. The cost recovery associated with the restricted shares that were forfeited in 1997 was $45,790. This cost recovery was debited to capital surplus.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 14.       RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

                 Options granted under the 1995 Plan are one of two types: (i) those which qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or (ii) those which do not so qualify ("Nonqualified Options"). The 1995 Plan provides that not more than 250,000 shares in the aggregate be issued for Incentive Stock Options and Nonqualified Options. The exercise price of an Incentive Stock Option shall not be less than the fair value at the date of grant. The fair value shall be determined from the trading price on a national securities exchange, NASDAQ, or over-the-counter markets, if so traded. If not so traded, the Board will determine the fair value based upon recent sales reported to the Company. The exercise price of a Nonqualified Option shall be determined by the Board on the date granted.

                 A summary of the status of the three plans at December 31, 1998, and 1997 and changes during the years ended on those dates is as follows:


                                                            1998                      1997
                                                   ------------------------  -----------------------
                                                                Weighted-                Weighted-
                                                                 Average                  Average
                                                                Exercise                 Exercise
                                                     Number       Price       Number       Price
                                                   ----------- ------------  ---------- ------------
                 Under option, beginning of the       114,077   $     5.91     102,755   $     5.75
                 year
                    Granted                            52,490         9.00      15,000         7.00
                    Exercised                         (10,762)        7.79           -            -
                    Forfeited                          (6,000)        6.50      (3,678)        6.06
                                                   -----------               ----------
                 Under option, end of year            149,805         6.89     114,077         5.91
                                                   ===========               ==========

                 Exercisable at end of year           140,805                   98,077
                                                   ===========               ==========

                 Weighted-average fair value per
                    option of options granted
                    during year                       $  4.09                  $  3.24
                                                   ===========               ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 14.       RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

               Additional information about options outstanding at December 31, 1998 is as follows:


                                   Options Outstanding                         Options Exercisable
                 ---------------------------------------------------------  --------------------------
                                                Weighted-     Weighted-                   Weighted-
                   Range of                      Average       Average                     Average
                   Exercise        Number      Contractual     Exercise       Number       Exercise
                    Prices       Outstanding   Life in Years    Price        Outstanding     Price
                 --------------  ------------  ------------- --------------  -----------  -------------
                 $4.00 - $4.60        27,255           2.7   $       4.10       27,255   $       4.10
                 $6.00 - $6.50        60,145           6.7           6.37       51,145           6.34
                 $7.00 - $7.60        22,000           9.0           7.16       22,000           7.16
                 $9.17 - $9.71        40,405           9.3           9.41       40,405           9.41
                                 ------------                               -----------
                                     149,805           7.0           6.89      140,805           6.92
                                 ============                               ===========

                 As permitted under generally accepted accounting principles, grants under the plans are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per share would have been reduced as follows:

                                                                   December 31,
                                              -------------------------------------------------------
                                                         1998                        1997
                                              ----------------------------- -------------------------
                                                                 Basic                       Basic
                                                   Net         Net Income        Net        Net Loss
                                                  Income        Per Share       Loss       Per Share
                                              -------------- -------------- ------------- ------------
                   As reported                $   1,085,161  $       0.45   $   988,149   $     0.43
                   Stock based compensation,
                    net of related tax effect      (127,997)        (0.05)      (36,440)       (0.02)
                                              -------------- -------------- ------------ ------------
                   As adjusted                $     957,164  $       0.40   $   951,709   $     0.41
                                              ============== ============== ============ ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 14.       RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

                                                                    December 31,
                                               -------------------------------------------------------
                                                          1998                        1997
                                               --------------------------- ---------------------------
                                                                Diluted                    Diluted
                                                    Net       Net Income       Net         Net Loss
                                                  Income       Per Share       Loss       Per Share
                                               -------------- ------------ ------------- -------------
                   As reported                 $   1,085,161  $      0.44  $    988,149  $       0.42
                   Stock based compensation,
                      net of related tax effect     (127,997)       (0.05)      (36,440)        (0.02)
                                               -------------- ------------ ------------- -------------
                   As adjusted                 $     957,164  $      0.39  $    951,709  $       0.40
                                               ============== ============ ============= =============

                 The fair value of the options granted in 1998 was based upon the discounted value of future cash flows of the options using the following assumptions:

                   Risk-free interest rate                                                      5.12%
                   Expected life of the options                                              10 years
                   Expected dividend rate                                                           -
                   Expected volatility                                                         22.76%

               Warrants to Purchase Common Stock

                 In 1994, the Company initiated a public secondary stock offering to sell 1,538,462 Units at a price of $6.50 per Unit. Each Unit consisted of one share of common stock and one Class A Warrant to purchase common stock. Each of the Class A Warrants expired in three years and entitles the holder to purchase an additional share of common stock at a price of $7.25 in year one, $8.25 in year two and $9.50 in year three. The public offering was closed in 1995 following the sale of 897,230 Units. After deducting related stock offering and issue expense, net proceeds of $5,456,457 were credited to paid-in capital. During 1998, warrants to purchase 149,970 shares of common stock were exercised at a price of $9.50 per share. No warrants were exercised in 1997. All proceeds were credited to paid-in capital, net of related expenses. On May 31, 1998, the remaining warrants outstanding expired.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 15.       REGULATORY MATTERS

               The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $533,500 of the Bank's retained earnings were available for dividend declaration without regulatory approval.

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

               Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 15.       REGULATORY MATTERS (Continued)

               As of December 31, 1998, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

               The Company and Bank's actual capital amounts and ratios are presented in the following table.


                                                                                     To Be Well
                                                                For Capital        Capitalized Under
                                                                 Adequacy          Prompt Corrective
                                             Actual              Purposes          Action Provisions
                                    ----------------------  -------------------- ----------------------
                                       Amount      Ratio      Amount      Ratio     Amount      Ratio
                                    ------------- --------  ------------  ------ -------------  -------
          As of December 31, 1998
            Total Capital
               (to Risk Weighted
                Assets):
               Consolidated         $ 14,363,600    17.1%   $ 6,717,300    8.0%  $  8,396,600    10.0%
               Bank                 $ 10,857,300    12.9%   $ 6,709,700    8.0%  $  8,387,100    10.0%
            Tier I Capital
               (to Risk Weighted
                Assets):
               Consolidated         $ 13,304,500    15.9%   $ 3,358,600    4.0%  $  5,037,900     6.0%
               Bank                 $  9,799,400    11.7%   $ 3,354,800    4.0%  $  5,032,300     6.0%
            Tier I Capital
               (to Average Assets):
               Consolidated         $ 13,304,500    11.0%   $ 4,842,100    4.0%  $  6,052,600     5.0%
               Bank                 $  9,799,400     8.6%   $ 4,580,800    4.0%  $  5,726,000     5.0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 15.       REGULATORY MATTERS (Continued)

                                                                                      To Be Well
                                                                For Capital        Capitalized Under
                                                                 Adequacy          Prompt Corrective
                                           Actual                Purposes          Action Provisions
                                    ----------------------  -------------------- ----------------------
                                       Amount      Ratio      Amount      Ratio     Amount      Ratio
                                    ------------- --------  ------------  ------ -------------  -------
          As of December 31, 1997
            Total Capital
               (to Risk Weighted
                Assets):
               Consolidated         $ 11,648,800    14.1%   $ 6,620,000    8.0%  $  8,275,000    10.0%
               Bank                 $  9,137,100    12.7%   $ 5,767,500    8.0%  $  7,209,400    10.0%
            Tier I Capital
               (to Risk Weighted
                 Assets):
               Consolidated         $ 10,608,500    12.8%   $ 3,310,000    4.0%  $  4,965,000     6.0%
               Bank                 $  8,232,200    11.4%   $ 2,883,800    4.0%  $  4,325,700     6.0%
            Tier I Capital
               (to Average Assets):
               Consolidated         $ 10,608,500     9.5%   $ 4,454,500    4.0%  $  5,568,100     5.0%
               Bank                 $  8,232,200     8.3%   $ 3,965,400    4.0%  $  4,956,800     5.0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 16.       FAIR VALUE OF FINANCIAL INSTRUMENTS

               The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 16.       FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 16.       FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

               The estimated fair values of the Company's financial instruments were as follows:

                                                   December 31, 1998             December 31, 1997
                                             ------------------------------ ----------------------------
                                               Carrying          Fair          Carrying        Fair
                                                Amount          Value           Amount         Value
                                             -------------- --------------- ------------- --------------
                Financial assets:
                   Cash and due from banks,
                     interest-bearing
                     deposits with
                     banks and Federal
                     funds sold              $   5,681,141  $    5,681,141  $  5,554,761  $   5,554,761
                   Securities available for
                     sale                       22,490,648      22,490,648    16,787,502     16,787,502
                   Loans held for sale                   -               -       307,457        307,457
                   Loans                        88,948,832      89,357,049    87,431,438     86,519,047

                Financial liabilities:
                   Deposits                    101,271,921     101,831,170    90,790,757     90,899,387
                   Note payable                          -               -     9,367,458      9,367,458
                   FHLB borrowings               6,500,500       6,581,000     3,879,171      3,929,155

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 17.       YEAR 2000

               The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Due to the fact that the Company is heavily dependent on computer processing and telecommunication systems in their daily business activities, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

               In response to the Year 2000 issue, the Company created a Year 2000 Task Force to coordinate and monitor the Company's progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management and also provides regular reports to the Board of Directors. The Task Force has conducted a comprehensive review of the Company's computer systems and software to identify the systems and software that could be effected by the Year 2000 issue. Although absolute assurance cannot be given, the Company presently believes that with the modifications to existing systems and software and converting to new software, the Year 2000 problem will not pose a significant operational problem to the Company or have a material adverse effect on future operating results.

               The Company has also conducted formal communications with its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by a supplier or customer, would not have a material adverse effect on the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 18.       PARENT COMPANY FINANCIAL INFORMATION

               The following information presents the condensed balance sheets, statements of income and cash flows for Golden Isles Financial Holdings, Inc. as of and for the years ended December 31, 1998 and 1997:


                                                 CONDENSED BALANCE SHEETS

                                                                              1998             1997
                                                                        --------------    --------------
                                      Assets
                   Cash                                                 $   3,724,804     $     574,899
                   Due from subsidiaries                                            -         1,550,000
                   Investment in subsidiaries                               9,960,771        11,380,327
                   Premises and equipment, net                                 15,390            51,156
                   Other assets                                                67,512            23,227
                                                                        --------------    --------------

                         Total assets                                   $  13,768,477     $  13,579,609
                                                                        ==============    ==============

                           Liabilities and Stockholders' Equity
                           ------------------------------------

                   Liabilities
                      Notes payable                                     $           -     $   2,500,000
                      Other liabilities                                       305,601           329,804
                                                                        --------------    --------------

                         Total liabilities                                    305,601         2,829,804
                                                                        --------------    --------------

                   Stockholders' equity                                    13,462,876        10,749,805
                                                                        --------------    --------------

                         Total liabilities and stockholders' equity     $  13,768,477     $  13,579,609
                                                                        ==============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 18.       PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                            CONDENSED STATEMENTS OF INCOME

                                                                             1998             1997
                                                                        -------------   --------------
                  Income
                     Interest                                           $    129,839    $     171,549
                     Other                                                       681            7,939
                                                                        -------------   --------------
                          Total income                                       130,520          179,488
                                                                        -------------   --------------

                  Expense
                     Interest                                                139,614          261,580
                     General and administrative                              317,803          786,943
                                                                        -------------     ------------
                        Total expense                                        457,417        1,048,523
                                                                        -------------   --------------

                        Loss before income tax benefits and
                           equity in undistributed income of               (326,897)        (869,035)
                           subsidiaries

                  Income tax benefits                                      (105,322)        (366,639)
                                                                        -------------   --------------

                        Loss before  equity in undistributed income
                           of subsidiaries                                 (221,575)        (502,396)

                  Equity in undistributed income of subsidiaries           1,306,736        1,490,545
                                                                        -------------   --------------

                        Net income                                      $  1,085,161    $     988,149
                                                                        =============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 18.       PARENT COMPANY FINANCIAL INFORMATION (Continued)


                                    CONDENSED STATEMENTS OF CASH FLOWS

                                                                             1998             1997
                                                                       --------------   --------------
                 OPERATING ACTIVITIES
                    Net income                                         $   1,085,161    $     988,149
                    Adjustments to reconcile net income to net
                      cash used in operating activities:
                      Depreciation                                            11,886           35,416
                      Undistributed income of subsidiaries                (1,306,736)      (1,490,545)
                      Net loss on disposal of premises and equipment          24,327           64,715
                      Loss on sale of other assets                                 -            1,502
                      Change in other prepaids, receivables,
                      deferrals and accruals, net                            (68,488)         386,529
                                                                       --------------   --------------

                       Net cash used in operating activities                (253,850)         (14,234)
                                                                       --------------   --------------

                 INVESTING ACTIVITIES
                    Net decrease in due from subsidiaries                  1,550,000           59,297
                    Capital contributions to subsidiary bank                (500,000)               -
                    Return of capital of liquidated subsidiaries           3,330,780        1,000,000
                    Purchase of premises and equipment                          (447)               -
                    Proceeds from sales of premises and equipment                  -          463,980
                    Proceeds from sale of other assets                             -          300,000
                                                                       --------------   --------------

                       Net cash provided by investing activities           4,380,333        1,823,277
                                                                       --------------   --------------

                 FINANCING ACTIVITIES
                    Net decrease in notes payable                         (2,500,000)      (1,266,478)
                    Vesting of restricted stock                               32,466          (13,324)
                    Proceeds from exercise of stock warrants               1,414,878                -
                    Proceeds from exercise of stock options                   76,078                -
                                                                       --------------   --------------

                             Net cash used in financing activities          (976,578)      (1,279,802)
                                                                       --------------   --------------

                 Net  increase in cash                                     3,149,905          529,241

                 Cash at beginning of year                                   574,899           45,658
                                                                       --------------   --------------

                 Cash at end of year                                   $   3,724,804    $     574,899
                                                                       ==============   ==============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

For the three-year period ended December 31, 1998, there has been no disagreement between GIFH and its accountants, Mauldin & Jenkins, on any matter of accounting principal, practice or financial statement disclosure. Mauldin & Jenkins served as GIFH's accountants since 1996.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and executive officers of GIFH are as follows:

                                                                       Director
       Name (Age)                Position With Company                   Since
       ----------                ---------------------                   -----

L. McRee Harden (43)         Director                                    1988
Michael D. Hodges (45)       President, Director and President and
                             CEO of Bank;                                1991
Russell C. Jacobs, Jr. (63)  Director                                    1988
James M. Fiveash (68)        Director                                    1997
Claude Kermit Keenum (63)    Director                                    1988
Charles Ray Acosta (58)      Director                                    1997
Jimmy D. Veal (50)           Vice Chairman and Secretary/Treasurer       1987
J. Thomas Whelchel (64)      Chairman and CEO                            1988

Members of the Board of Directors serve for a period of one year, or until their death, resignation, removal or replacement under GIFH's governing instruments by a duly elected and qualified candidate.

A brief account of the business experience of each of the directors and executive officers during the past five years is set out below.

L. McRee Harden. Mr. Harden has been a director of the Company since July 1988, a director of the Bank since February 1990, and a director of FCC since July 1993. Mr. Harden is the Secretary and Treasurer of Friendly Express, Inc., a company which operates a chain of approximately 65 convenience stores in south Georgia and Florida.

Michael D. Hodges. Mr. Hodges has been a director of the Company since 1991 and is a Director of FCC and FBMC and a director of the Bank since June 1990. On February 20, 1997, Mr. Hodges became President and CEO of the Bank. He is also President of the Company. Prior to that, he had been Senior Vice President of the Bank since June 1990, with principal responsibilities for the Bank's loan portfolio.

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

Jimmy D. Veal. Mr. Veal has been a Vice Chairman of the Company since July 1995. He has been a director of the Company since June 1987 and Secretary/Treasurer of the Company since September 1992. He has been a Vice Chairman of the Bank since July 1995, a director of the Bank since July 1990, and Secretary/Treasurer and a director of both FCC and FBMC since July 1993. He is owner of a hotel on Jekyll Island, Georgia.

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

During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A "legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, or any Federal or State authority permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of commodities business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1998 and Form 5 and amendments thereto furnished to the Company during 1998, no person who, at any time during 1998, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1998 fiscal year or previously, except Director Acosta was late filing a Form 5 showing a purchase of 1,000 shares and Director Whelchel was late in filing a Form 4 for the purchase of 1,500 shares and a Form 5 for a purchase of 308 shares.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table is a summary of compensation paid during the past three years to the individual serving as the Company's CEO during 1998 and any other executive officer who during 1998 earned in excess of $100,000 in annual salary and bonus.

                           SUMMARY COMPENSATION TABLE


                                                                                           SECURITIES
                                                          OTHER ANNUAL  RESTRICTED/1/ 2/3  UNDERLYING          LTIP     ALL OTHER
NAME AND POSITION        YEAR       SALARY       BONUS    COMPENSATION  STOCK AWARDS       OPTIONS/SARS(#)    PAYOUTS   COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------

J. THOMAS WHELCHEL       1998        -----       -----        -----         -----            14,006/4/       -----        -----
CEO
                         1997       91,872/5/    -----        -----         -----             -----          -----        -----

                         1996       ------       -----        -----         -----             1,390/4/       -----        2,995/7/

MICHAEL D. HODGES        1998      130,000       -----        -----         -----            10,368/4/       -----        -----
PRESIDENT and Pres.
FIRST BANK OF            1997      120,919       -----        -----         -----             -----          -----        -----
BRUNSWICK
                         1996      100,861       -----        -----         -----             2,042/4/       -----        -----

JAMES T. LAYMAN          1998       70,380/6/    -----        -----         -----             -----          -----       290,000/6/
PRESIDENT
FIRST CREDIT             1997      109,262       -----        -----         -----             -----          -----        -----
CORPORATION
                         1996       99,667       -----        -----         -----             3,523/4/       -----        -----
------------------------------------------------------------------------------------------------------------------------------------

         1 In the event that the Company declares a dividend on its outstanding shares of Common Stock, then such dividend will be equally applicable to the restricted stock reported in this column.

         2 The aggregate number of shares of restricted stock held by J. Thomas Whelchel as of December 31, 1998, is 10,325 shares and the value of such shares is $42,037 based on the terms of the following vesting schedule. Under the terms of the award of these restricted shares to Mr. Whelchel in 1995 ("1995 Restricted Stock") one-seventh of such shares (1,475) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Whelchel becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

         3 The aggregate number of shares of restricted stock held by Michael D. Hodges as of December 31, 1998, is 2,390 shares and the value of such shares is $12,445, based on the following schedule. Of the shares of restricted stock, 775 were awarded to Mr. Hodges in 1994 ("1994 Restricted Stock"), all of which vest upon the earlier of (i) five years from August 17, 1994, the date the shares were granted to Mr. Hodges or (ii) a change in control in the ownership of the Company through the acquisition of more than 50% of the Company's outstanding stock by a third party. Mr. Hodges will forfeit the 1994 Restricted Stock if he is not employed by either the Company or one of its subsidiaries on August 16, 1999, unless Mr. Hodges' employment is termination because of the sale of the Company or a subsidiary through which Mr. Hodges is employed and Mr. Hodges is not offered other employment within the Company of one of its subsidiaries. Under the terms of the award of 1,615 shares of restricted stock awarded to Mr. Hodges in 1995 ("1995 Restricted Stock"), one-seventh of such shares (230 shares) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Hodges becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

         4 These options are incentive stock options which have been granted pursuant to that certain Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan adopted by the Company on July 25, 1995 (the "1995 Plan"). The 1995 Plan provides for the granting of certain options that are intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, as well as certain nonstatutory stock options that are non intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These incentive stock options were granted on July 25, 1995, and vested immediately upon being granted. These options may be exercised at any time before the earlier of (i) July 25, 2005 or (ii) the date upon which the optionee ceases to be an employee of the Company; provided, however, that if the Optionee's employment with the Company is terminated for any reason other than (a) optionee's death or disability, (b) optionee's voluntary termination of his employment with the Company's consent, or (c) termination of optionee's employment by the Company for cause, then, in such event, optionee may exercise these incentive stock options for up to three months after termination of his employment (but in no event later than July 25, 2005).

         5 Mr. Whelchel served as acting CEO of the Company without a written agreement, and the compensation committee of the Board agreed to compensate Mr. Whelchel for his time spent as CEO of the Company. The amount stated as his salary for 1997 is the amount settled upon by the compensation committee.

         6 Mr. Layman was President of First Credit Corporation until August, 1998 when the assets of FCC were sold. Mr. Layman had an employment contract with the company that only permitted his termination for cause. He was paid $290,000 as compensation for early termination without cause.

         7 The Company made a matching contibution to the Company 401(k) plan for Mr. Hodges in the amount of $2,995 in 1998.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


Name                   Shares acquired on      Value Realized    Number of securities underlying         Value of Unexercised
                       exercise (#)            (#)               Unexercised Options/SARS at FY-End      in-the-money options
                                                                 (Exercisable/Unexercisable)             SARs at FY-End
                                                                                                         (Exercisable/Unexercisable)

J. Thomas Whelchel        ------                  ------                   15,396/0/2/                      $6,250.32/0/1/

Michael D. Hodges         ------                  ------                   40,492/0/3/                    $151,073.29/0/1/

James T. Layman           ------                  ------                          0                                   0

         No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 1997.

         The Company does not have any Long Term Incentive Plans in effect.

         /1/ Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock at March 19, 1999 ($9.50) and the exercise prices of the options.

         /2/ On January 18, 1996, options on 1,390 were awarded to Mr. Whelchel as compensation with respect to his services as a director. In 1998 he was granted options on 2,500 shares at $9.36 per share, 2,500 shares at $9.54 per share, 2,500 shares at $9.71 per share, 2,500 shares at $9.917 per share and 2,657 shares at $9.64 per share.

         /3/ Michael D. Hodges has the right to acquire 40,492 shares of the Company's common stock pursuant to stock options issued by the Company to Mr. Hodges. All of the 40,492 stock options held by Mr. Hodges were exercisable as of January 20, 1996. Of the 40,492 stock options, 18,750 are exercisable at the price of $4.00 per share, 1,003 are exercisable at the price of $4.60 per share, 1,408 are exercisable at the price of $6.25 per share, 6,921 are exercisable at the purchase price of $6.50 per share, 2,042 are exercisable at the price of $6.00 per share, 5,000 shares are exercisable at $7.60 per share, 3,165 shares are exercisable at $9.36 per share and 2,203 shares are exercisable at $9.64 per share.

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

Mr. Whelchel served as CEO of the Company beginning October 17, 1996, and throughout the period covered by this report without any written employment agreement, but with the understanding, however, that the compensation committee of the Board would determine the sum to be paid to him for his services. The recommendation by the compensation committee was approved by the full Board, and the compensation paid to Mr. Whelchel as disclosed in the Summary Compensation Table included in this Item 10. Mr. Whelchel is continuing to serve as CEO of the Company with no compensation.

On December 26, 1996, FCC and James T. Layman entered into a written employment agreement ("Layman Agreement") summarizing the terms of Mr. Layman's employment with FCC. Pursuant to the Layman Agreement, Mr. Layman is to serve as President and Chief Executive Officer of FCC. Mr. Layman's base salary was set at $95,000 per year, subject to possible annual increases. The Layman Agreement provides that Mr. Layman is entitled to bonuses and other benefits including an automobile. The Layman Agreement is effective through December 31, 2001, and may be modified by the mutual consent of Mr. Layman and FCC. Should there be a change in control of the Company, the Layman Agreement remains in force and effect. Mr. Layman was terminated in August 1998 without cause with First Credit Company assets were sold to New South and Mr. Layman was paid $290,000 as compensation for the termination.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth share ownership information as of December 31, 1998 with respect to any person known to GIFH to be a beneficial owner of more than 5% of GIFH's Common Stock, including Common Stock owned in the form of Units. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned. Percentage ownership is calculated based on outstanding shares.

Security Ownership of Certain Beneficial Owners*

Name and Address                    Number of                  Percent of
of Beneficial Owner                 Shares                     Class

Leonard W. Golan (1)                125,017                    5.04%
840 Walden Lane
Lake Forest, Illinois 60045

Charles K. Werk                     130,780                    5.28%
203 Medinah
St Simons, GA 31522

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

The following table sets forth share ownership information as of December 31, 1998, with respect to (i) each director and named executive officer of GIFH who beneficially owns Common Stock, including Common Stock owned in the form of Units, and (ii) all directors and named executive officers of GIFH as a group. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. Percentage ownership is calculated based on outstanding shares.

Security Ownership of Management*

Name and Address                                                  Percent
of Beneficial Owner                  Number of Shares             of Class
-------------------                  ----------------             --------

L. McRee Harden (1)
P.O. Box 2369                             21,836                    .83%
Darien, GA 31305

Michael D. Hodges (2)                           87,170             3.30%
207 Dunbarton Drive
St. Simons Island, GA 31522

Russell C. Jacobs, Jr. (3) 308 Oak              23,037              .87%
Grove Island Drive
Brunswick, GA 31525

C. Kermit Keenum (4)                            21,965              .83%
100 Old Mountain Road
Powder Springs, GA 30073

Jimmy D. Veal (5)                               80,151             3.03%
711 Beachview Drive
Jekyll Island, GA 31527

J. Thomas Whelchel (6)                          48,054             1.82%
5 Glynn Avenue
Brunswick, GA 31520

Charles R. Acosta (7                            34,365             1.39%
226 Medinah
St. Simons Island, GA 31522

James M. Fiveash (8)                            15,269              .57%
605 King Cotton Row
Brunswick, GA 31525

All Directors and Executive
Officers as a Group                            331,847            12.63%
(8 persons)

*Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Act. Under such rule, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty
(60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) Includes 1,250 shares owned by his wife for which he disclaims beneficial ownership. Also includes the right to acquire 8,086shares pursuant to vested options.
(2)  Includes the right to acquire 40,492shares pursuant to vested options.
(3)  Includes the right to acquire 7,537 shares pursuant to vested options.
(4)  Includes the right to acquire 6,465 shares pursuant to vested options.
(5) Includes the right to acquire 9,648 shares pursuant to vested options and 9,438 shares owned by his adult son who resides in his household for which he disclaims beneficial ownership.
(6) Includes 25 shares owned by Mr Whelchel's daughter for which he disclaims beneficial ownership, and 15,396 shares pursuant to vested options.
(7)  Includes the right to acquire 3,739 shares pursuant to vested options.
(8) Includes 8,000 shares owned individually by Mr. Fiveash and 2,500 shares deemed beneficially owned by him in custodian accounts for minor children. Also includes the right to acquire 4,769 shares pursuant to vested options.

Item 12. Certain Relationships and Related Transactions.

During 1998, the Bank loaned funds to certain of GIFH's executive officers and directors or to businesses in which such persons had an interest. All such loans were: (a) in the ordinary course of business, (b) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

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

10(h) Form of Option Agreement, dated July 25, 1995, entered into between GIFH and each of Paul D. Lockyer and Michael D. Hodges (filed as Exhibit 10.(iii)to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

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

10(o)   Letter Agreement between Golden Isles Financial Holdings, Inc. and James
        T. Layman dated December 26, 1996

10(p) Asset Purchase Agreement by and among GIFH, FCC and New South Financial Services, Inc., dated August 11, 1998 (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 27, 1998.)

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

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed on behalf of Registrant by the undersigned, thereunto duly authorized, in the City of St. Simons Island, State of Georgia, on March 29, 1999.

                               GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                               By: s/ J. Thomas Whelchel
                                  ----------------------------------------------
                                  J. THOMAS WHELCHEL, Chairman of the Board of
                                  Directors and Chief Executive Officer

        Know All Men By These Presents, that each person whose signature appears below constitutes and appoints J. Thomas Whelchel and Michael D. Hodges, and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendment to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as full and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 1999.

 /s/ J. Thomas Whelchel              Chairman of the Board of Directors,
----------------------------         Chief Executive Officer (principal
J. Thomas Whelchel                   executive officer)

 /s/ L. McRee Harden                 Director
----------------------------
L. McRee Harden

 /s/ Michael D. Hodges               President, Chief Operating Officer
----------------------------         and Director
Michael D. Hodges

 /s/ Russell C. Jacobs, Jr.          Director
----------------------------
Russell C. Jacobs, Jr.

 /s/ James M. Fiveash                Director
----------------------------
James M. Fiveash

                                     Director
----------------------------
Claude Kermit Keenum

 /s/ Charles Ray Acosta              Director
----------------------------
Charles Ray Acosta

 /s/ Jimmy D. Veal                   Vice Chairman of the Board of
----------------------------         Directors; Secretary and Treasurer
Jimmy D. Veal

INDEX TO EXHIBITS

Exhibit                                                               Sequential
Number            Description                                        Page Number

10(o)             Letter Agreement between Golden Isles Financial       96
                  Holdings, Inc. and James T. Layman dated
                  December 26, 1996

27                Financial Data Schedule                               98