Form 10QSB
period 1999-03-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1999-05-14
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Common Stock, no par value per share:   2,478,153 shares issued and outstanding
as of May 7, 1999.

Transitional Small Business Disclosure Format:
Yes            No     X

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION

ITEM                                                                     PAGE
----                                                                     ----

1.   FINANCIAL STATEMENTS

     Consolidated balance sheets...................................        3
     Consolidated statements of income and comprehensive income....        4
     Consolidated statements of cash flow..........................        5
     Notes to consolidated financial statements....................        6

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS...........................        6

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

Golden Isles Financial Holdings, Inc.
St. Simons Island, Georgia
Consolidated Balance Sheets

                                                  March 31, 1999             December  31, 1998
ASSETS                                            (Unaudited)                (Audited)
Cash and due from banks                           $    4,450,442             $    3,131,141
Federal funds sold                                     4,730,000                  2,550,000
Securities available for sale at fair value           21,832,272                 22,490,648

Loans                                                 86,550,301                 90,774,151
Less allowance for loan losses                         1,832,146                  1,825,319
                                                  --------------             --------------
     Loans, net                                       84,718,155                 88,948,832
                                                               -                          -
Premises and equipment, net                            2,942,237                  3,015,992
Other assets                                           2,452,288                  2,096,009
                                                  --------------             --------------

     Total Assets                                 $  121,125,394             $  122,232,622
                                                  ==============             ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits
 Non-interest bearing deposits                    $    9,238,501             $    9,743,289
 Interest bearing deposits                            91,129,618                 91,528,632
                                                  --------------             --------------
     Total deposits                               $  100,368,119             $  101,271,921
                                                  --------------             --------------

Federal Home Loan Bank borrowings                      6,411,000                  6,500,500
Other liabilities                                        650,243                    997,325
                                                  --------------             --------------
     Total Liabilities                            $  107,429,362             $  108,769,746
                                                  --------------             --------------

Stockholders' Equity:
 Common stock, no par value 50 million
 shares authorized, 2,478,153 and
 2,474,377 shares issued and outstanding          $    1,094,338             $    1,094,338
Capital surplus                                       11,516,124                 11,482,666
Retained earnings                                      1,018,652                    724,462
 Accumulated other comprehensive income                   66,918                    161,410
                                                  --------------             --------------
 Total stockholders' equity                       $   13,696,032             $   13,462,876
                                                  --------------             --------------

 Total liabilities and stockholders' equity       $  121,125,394             $  122,232,622
                                                  ==============             ==============

See Notes to Consolidated Financial Statements.

                     Golden Isles Financial Holdings, Inc.
                          St. Simons Island, Georgia

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            1999         1998
Interest income                                          $2,463,426   $2,366,496
Interest expense                                          1,275,874    1,254,355
                                                         ----------   ----------
 Net interest income                                      1,187,552    1,112,141

Provision for loan losses                                    70,000       41,357
                                                         ----------   ----------
 Net interest income after provision for loan losses      1,117,552    1,070,784
                                                         ----------   ----------

Other income                                                172,826      147,334
                                                         ----------   ----------

Other expense
 Salaries and employee benefits                             488,058      450,292
 Depreciation and amortization                               73,113       58,345
 Regulatory fees and assessments                              8,057        7,635
 Supplies and printing                                       23,733       26,545
 Legal & professional                                        41,564       47,522
 Advertising                                                 18,201       30,279
 Other operating expenses                                   183,249      191,313
                                                         ----------   ----------
   Total other expense                                      835,975      811,931
                                                         ----------   ----------

   Income from continuing
    operations before income tax                         $  454,403   $  406,187
Applicable income tax                                       160,213      127,065
                                                         ----------   ----------
 Income from continuing operations                       $  294,190   $  279,122
                                                         ==========   ==========

Discontinued operations
 Income from operations, less applicable
  Income tax $7,118                                                       13,818
                                                         ----------   ----------
 Net Income                                                 294,190      292,940
                                                         ----------   ----------
Other comprehensive income, net of tax:
 Net unrealized holding gains arising during period         (94,492)      46,634
                                                         ----------   ----------

Comprehensive income                                     $  199,698   $  339,574
                                                         ==========   ==========
Income per share - basic                                 $     0.12   $     0.13
                                                         ==========   ==========
Income per share - diluted                               $     0.12   $     0.13
                                                         ==========   ==========
Average Shares Outstanding                                2,476,139    2,313,645
                                                         ==========   ==========

See notes to Consolidated Financial Statements.

                     Golden Isles Financial Holdings, Inc.
                          St. Simons Island, Georgia


Consolidated Statements of Cash Flows
(Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              1999          1998
OPERATING ACTIVITIES
 Net Income                                               $   294,190   $    292,940
 Deduct income from discontinued operations                                  (13,818)
                                                          -----------   ------------
 Income from continuing operations                            294,190        279,122
 Adjustments to reconcile income from continuing
  operations to net cash provided by continuing
  operations:
 Depreciation and amortization                                 73,113         58,345
 Provision for loan losses                                     70,000         41,357
 Net change in other prepaids and accruals                   (702,719)       203,420
                                                          -----------   ------------
  Net cash provided by (used in) continuing operations       (265,416)       582,244
  Net cash provided by discontinued operations                                93,465
                                                          -----------   ------------
  Net cash provided by (used in) operating activities        (265,416)       675,709
                                                          -----------   ------------

INVESTING ACTIVITIES
 Increase in Federal funds sold                            (2,180,000)    (2,090,000)
 Available for sale securities:
  Proceeds from maturities and paydowns                     6,583,266      3,725,634
  Purchases                                                (6,019,375)    (4,471,771)
 Decrease in loans held for sale                                             307,457
 (Increase) decrease in loans net                           4,160,670     (3,189,817)
 Purchase of premises and equipment                                         (144,208)
                                                          -----------   ------------

  Net cash provided by (used in) investing activities     $ 2,544,561    ( 5,862,705)
                                                          -----------   ------------

FINANCING ACTIVITIES
 Net increase (decrease) in deposits                      $  (903,802)     3,866,676
 Net increase (decrease) in notes
  payable and other borrowings                               ( 89,500)       583,042
 Vesting of restricted stock, net                              33,458          8,115
                                                          -----------   ------------

  Net cash provided by (used in) financing activities     $  (959,844)  $  4,457,833
                                                          -----------   ------------

Net increase (decrease) in cash and due from banks        $ 1,319,301       (729,163)
Cash and due from banks at beginning of period              3,131,141      3,224,761
                                                          -----------   ------------
Cash and due from banks at end of period                  $ 4,450,442   $  2,495,598
                                                          ===========   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     Golden Isles Financial Holdings, Inc.
                          St. Simons Island, Georgia

Notes to Financial Statements (Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Golden Isles Financial Holdings, Inc. (the "Company") conform to generally accepted accounting principles and to general practices in the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of the independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   DISCONTINUED OPERATIONS

          During 1998, the Company discontinued the operations of its consumer finance subsidiary and disposed of its assets. The gain on disposal of the assets and the operations of the discontinued business segment have been accounted for as discontinued operations. The prior period's consolidated financial statements have been restated to reflect the discontinuation of the consumer finance segment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1999, financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $9.2 million, representing 7.6% of total assets. Investment securities amounted to $21.8 million, representing 18.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities would provide an additional source of liquidity. For the three-month period ended March 31, 1999, total deposits decreased slightly from $101.3 million to $100.4 million. Management closely monitors and maintains appropriate levels of interest-earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to affect the Company's liquidity position in any material way.

     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 1999, the Company meets all capital adequacy requirements to which it is subject.

RESULTS FROM CONTINUING OPERATIONS

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the subsidiary bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin, or net yield, which is net interest income divided by average earning assets.

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

     The net interest margin was 4.15% and 4.45% during the three months ended March 31, 1999 and 1998, respectively, a decrease of 30 basis points. The decrease is due to a decrease in loans during the three months ended March 31, 1999 of $4.2 million. Most of the excess cash was reinvested in lower yielding Federal Funds. The yield on average earning assets was 9.38% during the three months ended March 31, 1998 and 8.61% for the same period in 1999.

     Net interest income was $1,188,000 as compared to $1,122,000 during the three months ended March 31, 1999 and 1998, respectively, representing an increase of 5.9%. The increase is primarily due to a decrease in the cost of funds from 5.78% to 5.22%.

     The provisions for loan losses was $70,000 for the first three months of 1999 as compared to $41,000 for the same period of 1998. This increase resulted from the replenishment of $63,000 for net charge-offs during the period. The allowance for loan losses as a percentage of total loans outstanding amounts to 2.1% at March 31, 1999 as compared to 1.5% at March 31, 1998. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the allowance for loan losses at March 31, 1999 adequate to cover potential losses in the loan portfolio.

     Noninterest income for the three months ended March 31, 1999 and 1998 amounts to $173,000 and $147,000, respectively. As a percentage of total average assets, noninterest income increased from 0.5% in 1998 to 0.6% in 1999. The increase in noninterest income is due primarily to $44,000 in mortgage fees earned by the subsidiary bank in 1999. The bank has not established its mortgage operations by March 31, 1998.

     Noninterest expense for the three months ended March 31, 1999 and 1998 amounted to $836,000 and $812,000, respectively. As a percent of total average assets, noninterest expense amounted to 2.7% in 1999 and 1998, respectively.

     For the three months ended March 31, 1999, the Company realized net income from continuing operations of $294,000, as compared to $279,000 for the three months ended March 31, 1998. After recording net income from discontinued operations of $14,000, the Company realized net income of $293,000 for the three months ended March 31, 1998.

RESULTS FROM DISCONTINUED OPERATIONS

     Following is a condensed summary of the results from discontinued operations for the three months ended March 31, 1998. There were no results from discontinued operations during the three months ended March 31, 1999.


     Interest income                                     $521,000
     Interest expense                                     199,000
                                                         --------
       Net interest income                                322,000
     Provision for loan losses                             55,000
     Other income                                          94,000
     Other expense                                        340,000
                                                         --------
       Income from discontinued operations before tax      21,000
     Applicable income tax                                  7,000
                                                         --------
       Net income from discontinued operations           $ 14,000

YEAR 2000 READINESS

The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 issue involves the risk that various problems may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches.

First Bank of Brunswick has developed a Year 2000 plan in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines to address the problem. The bank conducts ongoing employee education on the issue and has identified all information technology (computers, software, etc.) and non-information technology (alarms, vaults, etc.) that may be affected by the year 2000 date change. Since the bank does not develop its own software, it has contacted the various third party software vendors it uses to obtain written documentation from them confirming Year 2000 compliance. All mission critical software has been inventoried and tested and most remediation has been completed at the Bank. The Bank has tested its equipment for compliance and items found not in compliance have been remediated to be compliant. Hardware, software and systems will be retested if any changes are made to those systems after initial testing is complete.

The bank's core data processing is done on an in-house IBM AS 400 with Jack Henry Associates software. The hardware and a new version of the software have been installed, tested and appear Year 2000 compliant.

The Bank has developed a communication and assessment plan for its customers. The bank has communicated the Year 2000 issue to both borrower and depositor clients by various methods. The Bank has contacted its key loan clients to determine their status and plans with respect to the Year 2000 issue and to determine the Bank's exposure to any such customer's failure to remediate its own Year 2000 problems. This initial customer review is complete and follow-up reviews of key clients will be conducted regularly.

The expected cost to the Company of the Year 2000 project is currently estimated at $300,000 for hardware and software upgrades, customer communications, testing and other items required to complete the plan. All remediation costs will be funded through normal operating cash flow. Year 2000 project costs during the three months ended March 31, 1999 were not material.

The Company believes that its mission critical systems are compliant and that its customers are aware of and are addressing their own Year 2000 issues. However, in the Company's most reasonably likely worst case scenario, some portion of a mission critical system may not function properly or some borrowers may be unable to meet their loan commitments due to problems with their systems. In the event that a mission critical system temporarily fails to perform properly, the Company will invoke its contingency plan to correct the problem. The Company will incur extra costs for salaries and for independent expert assistance. These costs are not expected to be material. Some of the Company's loan customers may experience financial difficulties if their mission critical systems are not compliant and do not perform properly. There can be no guarantee that customers will resolve their Year 2000 issues on a timely basis. Significant business interruptions or failures by key clients resulting from Year 2000 problems could have a material adverse effect on the Company.

The Bank has developed contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems. The plan addresses, among other factors, the Bank's potential increased liquidity and currency requirements at the critical dates, security issues, and business resumption planning. The Company has in place written procedures to manually perform or outsource every mission critical task relating to loan and deposit processing in the event some part of a system does not function properly. The Company is developing forecasts of liquidity needs and will inventory extra currency to meet any higher than normal demand during the critical periods. Security will be augmented during these periods. Personnel staffing will be carefully scheduled during the affected periods. These contingency plans are frequently reviewed and updated as needed.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of March 31, 1999, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

  (a)  None.

  (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits

   Exhibit No:    Description

   27       Financial Data Schedule

   (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrants)


Date:  May 11, 1999

By: /s/ J. Thomas Whelchel

    J. Thomas Whelchel
    Chairman

INDEX TO EXHIBITS

Exhibit                                                      Sequential
Number     Description                                       Page Number

27         Financial Data Schedule                           11