Form 10QSB
period 1999-06-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1999-08-13
CIK 828749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock, no par value per share: 2,489,153 shares issued and outstanding as of August 11, 1999.

Transitional Small Business Disclosure Format:
Yes        No X

PART I - FINANCIAL INFORMATION
Item I.  Financial Statements

                                          GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                                              CONSOLIDATED BALANCE SHEETS

===============================================================================================================================

                                                                                    June 30,                December 31,
                                                                                      1999                      1998
                                                                                   (Unaudited)                (Audited)
                                                                             -----------------------    -----------------------
Assets
------
Cash and due from banks                                                      $            2,962,358      $           3,131,141
Federal funds sold                                                                        8,000,000                  2,550,000
Securities available for sale, at fair value                                             22,905,032                 22,490,648

Loans                                                                                    89,448,555                 90,774,151
Less allowance for loan losses                                                            1,685,486                  1,825,319
                                                                             -----------------------    -----------------------
          Loans, net                                                                     87,763,069                 88,948,832

Premises and equipment, net                                                               2,876,401                  3,015,992
Other assets                                                                              2,010,982                  2,096,009
                                                                             -----------------------    -----------------------

          Total assets                                                       $          126,517,842      $         122,232,622
                                                                             =======================    =======================

Liabilities and Stockholders' Equity
------------------------------------
Deposits
    Noninterest-bearing deposits                                             $           10,271,392      $           9,743,289
    Interest-bearing deposits                                                            95,852,668                 91,528,632
                                                                             -----------------------    -----------------------
          Total deposits                                                                106,124,060                101,271,921

    Federal Home Loan Bank borrowings                                                     6,194,664                  6,500,500
    Other liabilities                                                                       525,331                    997,325
                                                                             -----------------------    -----------------------
          Total liabilities                                                             112,844,055                108,769,746
                                                                             -----------------------    -----------------------

Stockholders' equity
    Common stock, no par value; 50,000,000
        shares authorized; 2,489,153 and 2,474,377
        shares issued and outstanding                                                     1,094,338                  1,094,338
    Capital surplus                                                                      11,600,515                 11,482,666
    Retained earnings                                                                     1,043,118                    724,462
    Accumulated other comprehensive income (loss)                                           (64,184)                   161,410
                                                                             -----------------------    -----------------------
          Total stockholders' equity                                                     13,673,787                 13,462,876
                                                                             -----------------------    -----------------------

          Total liabilities and stockholders' equity                         $          126,517,842      $         122,232,622
                                                                             =======================    =======================

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

==============================================================================================================================

                                                                                        1999                      1998
                                                                             -----------------------    ----------------------
Interest income                                                              $            2,445,623     $           2,461,411

Interest expense                                                                          1,297,897                 1,302,308
                                                                             -----------------------    ----------------------

          Net interest income                                                             1,147,726                 1,159,103
Provision for loan losses                                                                    70,000                    84,000
                                                                             -----------------------    ----------------------
          Net interest income after provision for loan losses                             1,077,726                 1,075,103
                                                                             -----------------------    ----------------------

Other income                                                                                166,939                   199,184
                                                                             -----------------------    ----------------------

Other expense
    Salaries and employee benefits                                                          498,681                   440,850
    Depreciation and amortization                                                            73,036                    68,900
    Regulatory fees and assessments                                                           7,705                     7,647
    Supplies and printing                                                                    25,138                    23,500
    Legal and professional                                                                   53,191                    45,945
    Advertising                                                                              22,846                    18,357
    Other operating expenses                                                                232,289                   210,299
                                                                             -----------------------    ----------------------
          Total other expense                                                               912,886                   815,498
                                                                             -----------------------    ----------------------

          Income from continuing operations
             before income tax                                                              331,779                   458,789

Applicable income tax                                                                       108,632                   207,997
                                                                             -----------------------    ----------------------

          Income from continuing operations                                                 223,147                   250,792

Discontinued operations
    Loss from operations, less applicable
        income tax benefit of $14,734                                                             -                   (28,601)
                                                                             -----------------------    ----------------------

          Net income                                                         $              223,147     $             222,191
                                                                             =======================    ======================

Income per share - basic                                                     $                 0.09     $                0.09
                                                                             =======================    ======================

Income per share - diluted                                                   $                 0.09     $                0.09
                                                                             =======================    ======================

Average shares outstanding                                                                2,477,434                 2,363,976
                                                                             =======================    ======================

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

==================================================================================================

                                                                     1999               1998
                                                               ----------------    ---------------
Net income                                                     $       223,147     $      222,191

Other comprehensive income, net of tax
    Net unrealized holding losses arising during period,
        net of tax benefit of $67,537 and $25,462                     (131,102)           (49,426)
                                                               ----------------    ---------------

Comprehensive income                                           $        92,045     $      172,765
                                                               ================    ===============


See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

===============================================================================================================

                                                                                   1999              1998
                                                                             ---------------    ---------------
Interest income                                                              $    4,909,049     $    4,827,907

Interest expense                                                                  2,573,771          2,556,663
                                                                             ---------------    ---------------

          Net interest income                                                     2,335,278          2,271,244
Provision for loan losses                                                           140,000            125,357
                                                                             ---------------    ---------------
          Net interest income after provision for loan losses                     2,195,278          2,145,887
                                                                             ---------------    ---------------

Other income                                                                        339,765            346,518
                                                                             ---------------    ---------------

Other expense
    Salaries and employee benefits                                                  986,739            891,142
    Depreciation and amortization                                                   146,149            133,767
    Regulatory fees and assessments                                                  15,762             15,282
    Supplies and printing                                                            48,871             50,045
    Legal and professional                                                           94,755             89,967
    Advertising                                                                      41,047             38,793
    Other operating expenses                                                        415,538            408,433
                                                                             ---------------    ---------------
          Total other expense                                                     1,748,861          1,627,429
                                                                             ---------------    ---------------

          Income from continuing operations
             before income tax                                                      786,182            864,976

Applicable income tax                                                               268,845            335,062
                                                                             ---------------    ---------------

          Income from continuing operations                                         517,337            529,914

Discontinued operations
    Loss from operations, less applicable
        income tax benefit of $7,616                                                      -            (14,783)
                                                                             ---------------    ---------------

          Net income                                                         $      517,337     $      515,131
                                                                             ===============    ===============

Income per share - basic                                                     $         0.21     $         0.22
                                                                             ===============    ===============

Income per share - diluted                                                   $         0.21     $         0.22
                                                                             ===============    ===============

Average shares outstanding                                                        2,487,553          2,338,949
                                                                             ===============    ===============

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

====================================================================================================

                                                                       1999               1998
                                                                 ----------------    ---------------
Net income                                                       $       517,337     $      515,131

Other comprehensive income, net of tax
    Net unrealized holding losses arising during period,
        net of tax benefit of $116,215 and $1,438                       (225,594)            (2,792)
                                                                 ----------------    ---------------

Comprehensive income                                             $       291,743     $      512,339
                                                                 ================    ===============

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

================================================================================================================
                                                                                   1999               1998
                                                                             ----------------    ---------------
OPERATING ACTIVITIES
    Net income                                                               $       517,337     $      515,131
    Add back loss from discontinued operations                                             -             14,783
                                                                             ----------------    ---------------
    Income from continuing operations                                                517,337            529,914
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
        Depreciation and amortization                                                146,149            133,767
        Provision for loan losses                                                    140,000            125,357
        Net change in other prepaids and accruals                                   (273,375)          (300,030)
                                                                             ----------------    ---------------
              Net cash provided by continuing operations                             530,111            489,008
              Net cash used in discontinued operations                                     -             (4,627)
                                                                             ----------------    ---------------
              Net cash provided by operating activities                              530,111            484,381
                                                                             ----------------    ---------------

INVESTING ACTIVITIES
    Increase in Federal funds sold                                                (5,450,000)        (4,320,000)
    Available for sale securities:
       Proceeds from maturities and paydowns                                       8,750,252          5,089,393
       Purchases                                                                  (9,506,445)        (7,470,306)
    Decrease in loans held for sale                                                        -            307,457
    (Increase) decrease in loans, net                                              1,045,763         (2,707,188)
    Purchase of premises and equipment                                                (3,935)          (174,966)
                                                                             ----------------    ---------------

              Net cash used in investing activities                               (5,164,365)        (9,275,610)
                                                                             ----------------    ---------------

FINANCING ACTIVITIES
    Net increase in deposits                                                       4,852,139          5,795,795
    Net increase (decrease) in notes payable and
        other borrowings                                                            (305,836)         2,464,707
    Dividends paid to stockholders                                                  (198,677)                 -
    Proceeds from exercise of stock warrants                                               -          1,424,715
    Proceeds from exercise of stock options                                           99,263                  -
    Vesting of restricted stock, net                                                  18,582             16,232
                                                                             ----------------    ---------------

              Net cash provided by financing activities                            4,465,471          9,701,449
                                                                             ----------------    ---------------

Net increase (decrease) in cash and due from banks                                  (168,783)           910,220

Cash and due from banks at beginning of period                                     3,131,141          3,224,761
                                                                             ----------------    ---------------

Cash and due from banks at end of period                                     $     2,962,358     $    4,134,981
                                                                             ================    ===============

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Golden Isles Financial Holdings, Inc. ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of the independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1999 consolidated financial statements evidence a fair liquidity position as total cash and Federal funds sold amounted to $11.0 million, representing 8.7% of total assets. Investment securities amounted to $22.9 million, representing 18.1% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities would provide an additional source of liquidity. For the six-month period ended June 30, 1999, total deposits increased 4.8% from $101.3 million to $106.1 million. Management is also in the process of evaluating additional funding sources for the fourth quarter of 1999 in the event extra liquidity is needed due to Year 2000 concerns. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to affect the Company's liquidity position in any material way.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 1999, the Company meets all capital adequacy requirements to which it is subject.


RESULTS FROM CONTINUING OPERATIONS

         The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon its ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

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

         Net interest income increased $64,000 from $2,271,000 during the six months ended June 30, 1998 to $2,335,000 during the six months ended June 30, 1999. Average loans outstanding increased from $81.4 million during the six months ended June 30, 1998 to $87.7 million during the six months ended June 30, 1999. However, the increase in loan volume was offset by a decrease in average loan yield of 79 basis points from 10.22% for the six months ended June 30, 1998 to 9.43% for the six months ended June 30, 1999. Net fees on loans decreased from $210,000 for the six months ended June 30, 1998 to $134,000 for the same period in 1999. Additionally, competitive pressure during 1999 forced the Company to lower loan rates to compete in the local market. Excluding loan fee income, the yield on loans would have been 9.12% and 9.72% during the six months ended June 30, 1999 and 1998, respectively.

         The net interest margin was 4.06% and 4.39% during the six months ended June 30, 1999 and 1998, respectively, a decrease of 33 basis points. The decrease is due primarily to a decrease in the yield on loans discussed previously. The yield on average earning assets was 8.54% and 9.33% during the six months ended June 30, 1999 and 1998, respectively. Cost of funds also decreased to 5.30% for the six months ended June 30,1999 as compared to 5.68% for the six months ended June 30, 1998.

         The provision for loan losses was $140,000 for the first six months of 1999 as compared to $125,000 for the same period of 1998. The allowance for loan losses as a percentage of total loans outstanding amounted to 1.9% at June 30, 1999 as compared to 1.6% at June 30, 1998. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the allowance for loan losses at June 30, 1999 adequate to cover potential losses in the loan portfolio.

         Noninterest income for the six months ended June 30, 1999 and 1998 amounted to $340,000 and $347,000, respectively. There was a decrease of $89,000 in service charges and overdraft charges from $282,000 for the first six months of 1998 to $193,000 for the same period in 1999. Service charges decreased due to a reduction in the monthly fee schedule on business accounts to compete with local competition. Overdrafts charges decreased due to management's tightening of credit review standards for deposit accounts. In an effort to increase noninterest income, the Company started a mortgage loan department in its subsidiary bank in 1999. Gross fees from the mortgage operations were $76,000 for the first six months of 1999. The Company had not established its mortgage operations by June 30, 1998.

         Noninterest expense for the six months ended June 30, 1999 and 1998 amounted to $1,749,000 and $1,627,000, respectively. Salaries and commissions for the mortgage loan department totaled $57,000 for the first six months of 1999. As a percent of total average assets, noninterest expense amounted to 2.9% in 1999 and 3.0% in 1998.

         For the six months ended June 30, 1999, the Company realized net income from continuing operations of $517,000, as compared to $530,000 for the six months ended June 30, 1998. After recording a net loss from discontinued operations of $15,000, the Company realized net income of $515,000 for the six months ended June 30, 1998.

RESULTS FROM DISCONTINUED OPERATIONS

         Following is a condensed summary of the results from discontinued operations for the six months ended June 30, 1998. There were no results from discontinued operations during the six months ended June 30, 1999.

          Interest income                                     $      987,000

          Interest expense                                           389,000
                                                              ---------------
             Net interest income                                     598,000

          Provision for loan losses                                  155,000

          Other income                                               177,000

          Other expense                                              643,000
                                                              ---------------
             Loss from discontinued operations
               before tax benefit                                    (23,000)

          Applicable income tax benefit                                8,000
                                                              ==============
             Net loss from discontinued operations            $      (15,000)
                                                              ==============


YEAR 2000 READINESS

         The Company has developed and implemented a strategic plan to address Year 2000 issues. The Year 2000 issue involves the risk that various problems may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the Year 2000 approaches.

         The Company has developed a Year 2000 plan in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines to address the problem. The Company conducts ongoing employee education on the issue and has identified all information technology (computers, software, etc.) and non-information technology (alarms, vaults, etc.) that may be affected by the year 2000 date change. Since the Company does not develop its own software, it has contacted the various third party software vendors it uses to obtain written documentation from them confirming Year 2000 compliance. All mission critical software has been inventoried and tested and remediation has been completed. The Company has tested its equipment for compliance and items found not in compliance have been remediated to be compliant. Hardware, software and systems will be retested if any changes are made to those systems after initial testing is complete.

         The Company's core data processing is done on an in-house IBM AS 400 with Jack Henry Associates software. The hardware and software have been tested and are Year 2000 compliant.

         The Company has developed a communication and assessment plan for its customers. The Company has communicated the Year 2000 issue to both borrower and depositor clients by various methods. The Company has contacted its key loan clients to determine their status and plans with respect to the Year 2000 issue and to determine the Company's exposure to any such customer's failure to remediate its own Year 2000 problems. This initial customer review is complete and follow-up reviews of key clients will be conducted regularly.

         To date, the Company has spent $288,000 on the Year 2000 project for hardware and software upgrades, customer communications, testing and other items required to complete the plan. Year 2000 project costs during the six months ended June 30, 1999 were not material.

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

         The Company has developed contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems. The plan addresses, among other factors, the Company's potential increased liquidity and currency requirements at the critical dates, security issues, and business resumption planning. The Company has in place written procedures to manually perform or outsource every mission critical task relating to loan and deposit processing in the event some part of a system does not function properly. The Company is developing forecasts of liquidity needs and will inventory extra currency to meet any higher than normal demand during the critical periods. Security will be augmented during these periods. Personnel staffing will be carefully scheduled during the affected periods. These contingency plans are frequently reviewed and updated as needed. Phase III of the FDIC Year 2000 examination has begun and the Company has submitted its Year 2000 contingency plan for approval by the FDIC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of June 30, 1999, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         (a)  None.

         (b)  None.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

         (a) The annual meeting of shareholders of Golden Isles Financial Holdings, Inc. was held on Wednesday, June 16, 1999 at 10:00 a.m. at the Comfort Inn, 5308 New Jesup Highway, Brunswick, Georgia 31525 for the purpose of electing directors.

         (b) Proxies were solicited pursuant to Regulation 14A under the Exchange Act.

         (c) The sole item voted on at the meeting was the election of directors.

         All directors nominated were elected by the following votes:

                                       FOR          AGAINST       ABSTAIN

         C. Ray Acosta              1,714,920        7,799           0
         James M. Fiveash           1,714,920        7,799           0
         L. McRee Harden            1,714,920        7,799           0
         Michael D. Hodges          1,714,920        7,799           0
         Russell C. Jacobs, Jr.     1,714,920        7,799           0
         Claude Kermit Keenum       1,711,161       11,558           0
         Jimmy D. Veal              1,714,920        7,799           0
         Charles K. Werk            1,712,670       10,049           0
         J. Thomas Whelchel         1,714,920        7,799           0

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit No:   Description

         27            Financial Data Schedule

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date:  August 13, 1999

By: /s/ Sharon D. Hundley

    Sharon D. Hundley
    Chief Financial Officer

INDEX TO EXHIBITS

Exhibit                                             Sequential
Number          Description                         Page Number

27              Financial Data Schedule             11