Form 10QSB
period 1999-09-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 1999-11-15
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

Common Stock, no par value per share: 2,500,500 shares issued and outstanding as of November 1, 1999.

Transitional Small Business Disclosure Format:
Yes     No X
   ---    ---

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------

                                                              September 30,        December 31,
                                                                  1999                1998
                                                              (Unaudited)           (Audited)
                                                          ------------------   ------------------
Assets
Cash and due from banks                                   $       2,881,324    $       3,131,141
Federal funds sold                                                4,131,538            2,550,000
Securities available for sale, at fair value                     23,040,867           22,490,648

Loans                                                            92,939,551           90,774,151
Less allowance for loan losses                                    2,603,872            1,825,319
                                                          ------------------   ------------------
          Loans, net                                             90,335,679           88,948,832

Premises and equipment, net                                       2,878,199            3,015,992
Other assets                                                      3,088,983            2,096,009
                                                          ------------------   ------------------

          Total assets                                    $     126,356,590    $     122,232,622
                                                          ==================   ==================


Liabilities and Stockholders' Equity
Deposits
    Noninterest-bearing deposits                          $      10,546,977    $       9,743,289
    Interest-bearing deposits                                    96,195,537           91,528,632
                                                          ------------------   ------------------
          Total deposits                                        106,742,514          101,271,921

    Federal Home Loan Bank borrowings                             6,105,164            6,500,500
    Other liabilities                                               487,855              997,325
                                                          ------------------   ------------------
          Total liabilities                                     113,335,533          108,769,746
                                                          ------------------   ------------------


Stockholders' equity
    Common stock, no par value; 50,000,000
        shares authorized; 2,500,500 and 2,474,377
        shares issued and outstanding                             1,094,338            1,094,338
    Capital surplus                                              11,678,177           11,482,666
    Retained earnings                                               482,862              724,462
    Accumulated other comprehensive income (loss)                  (234,320)             161,410
                                                          ------------------   ------------------
          Total stockholders' equity                             13,021,057           13,462,876
                                                          ------------------   ------------------

          Total liabilities and stockholders' equity      $     126,356,590    $     122,232,622
                                                          ==================   ==================

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                1999             1998
                                                                           --------------   ---------------

Interest income                                                            $   2,589,348    $    2,626,315

Interest expense                                                               1,350,444         1,340,511
                                                                           --------------   ---------------
          Net interest income                                                  1,238,904         1,285,804
Provision for loan losses                                                      1,310,000           147,643
                                                                           --------------   ---------------
          Net interest income (loss)
            after provision for loan losses                                      (71,096)        1,138,161
                                                                           --------------   ---------------
Other income                                                                     158,356           178,931
                                                                           --------------   ---------------
Other expense
    Salaries and employee benefits                                               533,268           436,826
    Depreciation and amortization                                                 70,395            72,753
    Regulatory fees and assessments                                                7,140             8,958
    Supplies and printing                                                         30,282            58,160
    Legal and professional                                                        65,414            87,908
    Advertising                                                                   23,866            30,566
    Other operating expenses                                                     206,031           205,735
                                                                           --------------   ---------------
          Total other expense                                                    936,396           900,906
                                                                           --------------   ---------------
          Income (loss) from continuing operations
             before income tax                                                  (849,136)          416,186

Applicable income tax (benefit)                                                 (288,878)          104,846
                                                                           --------------   ---------------
          Income (loss) from continuing operations                              (560,258)          311,340

Discontinued operations
    Net loss from operations, less applicable
        income tax benefit of $13,725                                                  0           (43,179)
    Gain from disposal of business segment, less applicable
        income tax of $159,318                                                         0           309,265
                                                                           --------------------------------

          Net income (loss)                                                     (560,258)          577,426
                                                                           --------------   ---------------

Other comprehensive income, net of tax
    Net unrealized holding gains (losses) arising during period                 (170,136)          168,322
                                                                           --------------   ---------------

Comprehensive income (loss)                                                $    (730,394)   $      745,748
                                                                           ==============   ===============

Earnings (loss) per share - basic                                          $       (0.22)   $         0.23
                                                                           ==============   ===============

Earnings (loss) per share - diluted                                        $       (0.22)   $         0.23
                                                                           ==============   ===============

Average shares outstanding                                                     2,494,277         2,465,767
                                                                           ==============   ===============

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                           1999             1998
                                                     ---------------   ---------------
Interest income                                      $    7,498,397    $    7,454,222

Interest expense                                          3,924,215         3,897,174
                                                     ---------------   ---------------

          Net interest income                             3,574,182         3,557,048
Provision for loan losses                                 1,450,000           273,000
                                                     ---------------   ---------------
          Net interest income after provision
            for loan losses                               2,124,182         3,284,048
                                                     ---------------   ---------------

Other income                                                498,121           525,449
                                                     ---------------   ---------------

Other expense
    Salaries and employee benefits                        1,520,007         1,327,968
    Depreciation and amortization                           216,544           206,520
    Regulatory fees and assessments                          22,902            24,240
    Supplies and printing                                    79,153           108,205
    Legal and professional                                  160,169           177,875
    Advertising                                              64,913            69,359
    Other operating expenses                                621,569           614,168
                                                     ---------------   ---------------
          Total other expense                             2,685,257         2,528,335
                                                     ---------------   ---------------

          Income (loss) from continuing operations
             before income tax                              (62,954)        1,281,162

Applicable income tax (benefit)                             (20,033)          439,908
                                                     ---------------   ---------------

          Income (loss) from continuing operations          (42,921)          841,254

Discontinued operations
    Net loss from operations, less applicable
        income tax benefit of $9272                               0           (57,962)
    Gain from disposal of business segment,
      less applicable
        income tax of $159,318                                    0           309,265
                                                     ---------------   ---------------

          Net income (loss)                                 (42,921)        1,092,557
                                                     ---------------   ---------------

Other comprehensive income, net of tax
    Net unrealized holding gains (losses)
      arising during period                                (395,730)          222,452
                                                     ---------------   ---------------

Comprehensive income (loss)                          $     (438,651)   $    1,315,009
                                                     ===============   ===============

Earnings (loss) per share - basic                    $        (0.02)   $         0.46
                                                     ===============   ===============

Earnings (loss) per share - diluted                  $        (0.02)   $         0.46
                                                     ===============   ===============

Average shares outstanding                                2,484,465         2,381,687
                                                     ===============   ===============

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                  1999               1998
                                                                           -----------------   -----------------
OPERATING ACTIVITIES
    Net income (loss)                                                      $        (42,921)   $      1,092,557
    Deduct income from discontinued operations                                            0             251,303
                                                                           -----------------   -----------------
    Income (loss) from continuing operations                                        (42,921)            841,254
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
        Depreciation and amortization                                               216,544             206,520
        Provision for loan losses                                                 1,450,000             273,000
        Net change in other prepaids and accruals                                (1,298,583)            471,723
                                                                           -----------------   -----------------
              Net cash provided by continuing operations                            325,040           1,792,497
              Net cash provided by discontinued operations                                0             378,759
                                                                           -----------------   -----------------
              Net cash provided by operating activities                             325,040           2,171,256
                                                                           -----------------   -----------------

INVESTING ACTIVITIES
    Increase in Federal funds sold                                               (1,581,538)         (3,710,000)
    Available for sale securities:
       Proceeds from maturities and paydowns                                      9,356,635           7,046,697
       Purchases                                                                (10,506,445)        (12,643,882)
    Decrease in loans held for sale                                                       0             307,457
    (Increase) decrease in loans, net                                            (2,836,847)          3,523,576
    Purchase of premises and equipment                                              (78,751)           (106,593)
                                                                           -----------------   -----------------

              Net cash used in investing activities                              (5,646,946)         (5,582,745)
                                                                           -----------------   -----------------

FINANCING ACTIVITIES
    Net increase in deposits                                                      5,470,593           8,057,839
    Net decrease in notes payable and other borrowings                             (395,336)         (6,529,793)
    Payment of dividends                                                           (198,677)                  0
    Proceeds from exercise of stock options                                         167,636              61,574
    Proceeds from exercise of stock warrants                                              0           1,414,878
    Vesting of restricted stock, net                                                 27,873              24,350
                                                                           -----------------   -----------------

              Net cash provided by financing activities                           5,072,089           3,028,848
                                                                           -----------------   -----------------

Net decrease in cash and due from banks                                            (249,817)           (382,641)

Cash and due from banks at beginning of period                                    3,131,141           3,224,761
                                                                           -----------------   -----------------

Cash and due from banks at end of period                                   $      2,881,324    $      2,842,120
                                                                           =================   =================

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Golden Isles Financial Holdings, Inc. ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of the independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 consolidated financial statements evidence a fair liquidity position as total cash and Federal funds sold amounted to $7.0 million, representing 5.6% of total assets. Investment securities amounted to $23.0 million, representing 18.2% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities would provide an additional source of liquidity. For the nine-month period ended September 30, 1999, total deposits increased 5.4% from $101.3 million to $106.7 million. Management has obtained additional funding sources for the fourth quarter of 1999 in the event extra liquidity is needed due to Year 2000 concerns. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to affect the Company's liquidity position in any material way.

     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 1999, the Company meets all capital adequacy requirements to which it is subject and should be categorized as well capitalized under the regulatory framework for prompt corrective action.

RESULTS FROM CONTINUING OPERATIONS

     For the nine months ended September 30, 1999, the Company realized a net loss from continuing operations of $43,000, as compared to net income of $841,000 for the nine months ended September 30, 1998. The primary reason for the net loss for the first nine months of 1999 was due to the increase in the provision for loan losses.

     For the nine months ended September 30, 1999 and 1998, the provision for loan losses was $1,450,000 and $273,000, respectively. The increase of the provision was needed to replace net charge-offs incurred, to provide for new loan growth, and to strengthen the allowance for loan losses for potential credit weaknesses identified during the nine months ended September 30, 1999. Net loan charge-offs increased from $120,000 during the nine months ended September 30, 1998 to $671,000 during the nine months ended September 30, 1999. Total loans increased during the nine months ended September 30, 1999 by $2,165,000, or 2.4%. The decision to further strengthen the allowance for loan losses in the nine months ended September 30, 1999 was the result of management's routine credit review during the period. In their review, management identified potential credit deficiencies in a relatively small number of large loans in the subsidiary bank's loan portfolio. Management believes the weaknesses identified are not indicative of deterioration in the overall credit quality of the total loan portfolio. Approximately $1,175,000 of the $1,450,000 provision and $467,000 of the $671,000 net charge-offs for 1999 were attributed to those few large credit relationships.

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

     Net interest income increased $17,000 from $3,557,000 during the nine months ended September 30, 1998 to $3,574,000 during the nine months ended September 30, 1999. The change in net interest income is the result of the combined effects of changes in interest rates and account balances. Average loans outstanding increased from $82.2 million during the nine months ended September 30, 1998 to $88.7 million during the nine months ended September 30, 1999. However, the increase in loan volume was offset by a decrease in average loan yield of 88 basis points from 10.27% for the nine months ended September 30, 1998 to 9.39% for the nine months ended September 30, 1999. Net fees on loans decreased from $347,000 for the nine months ended September 30, 1998 to $209,000 for the same period in 1999. Excluding loan fee income, the yield on loans would have been 9.07% and 9.73% during the nine months ended September 30, 1999 and 1998, respectively. The impact of the loss of interest income due to an increase in loans placed on nonaccrual status during the first nine months of 1999 lowered the average loan yield by 11 basis points. Additionally, competitive pressure during 1999 forced the Company to lower loan rates and loan fees to compete in the local market.

     The net interest margin was 4.05% and 4.43% during the nine months ended September 30, 1999 and 1998, respectively, a decrease of 38 basis points. The decrease is due primarily to a decrease in the yield on loans discussed previously. The yield on average earning assets was 8.49% and 9.28% during the nine months ended September 30, 1999 and 1998, respectively. Cost of funds also decreased to 5.26% for the nine months ended September 30,1999 as compared to 5.61% for the nine months ended September 30, 1998.

     Noninterest income for the nine months ended September 30, 1999 and 1998 amounted to $498,000 and $520,000, respectively. There was a decrease of $113,000 in service charges and overdraft charges from $410,000 for the first nine months of 1998 to $297,000 for the same period in 1999. Service charges decreased due to a reduction in the monthly fee schedule on business accounts to compete with local competition. Overdraft charges decreased due to management's tightening of credit review standards for deposit accounts. In an effort to increase noninterest income, the Company started a mortgage loan department in its subsidiary bank. Gross fees from the mortgage operations were $129,000 for the first nine months of 1999. The Company had not established its mortgage operations by September 30, 1998.

     Noninterest expense for the nine months ended September 30, 1999 and 1998 amounted to $2,685,000 and $2,528,000, respectively, or an increase of $157,000. Salaries and employee benefits were 56.9% and 48.5% of total noninterest expense for the nine months ended September 30, 1999 and 1998, respectively. Attributing to the increase were salaries and commissions for the mortgage loan department which totaled $91,000 for the first nine months of 1999. As a percent of total average assets, noninterest expense amounted to 2.9% in 1999 and 3.0% in 1998.

RESULTS FROM DISCONTINUED OPERATIONS

     Following is a condensed summary of the results from discontinued operations for the nine months ended September 30, 1998. There were no results from discontinued operations during the nine months ended September 30, 1999.



Interest income                                     $  1,198,000
Interest expense                                        (455,000)
                                                    -------------
Net interest income                                      743,000
Provision for loan losses                               (182,000)
Other income                                             193,000
Other expense                                           (821,000)
                                                    -------------
Loss from discontinued operations before tax
  and disposal of assets                                 (67,000)
Applicable income tax benefit                              9,000
                                                    ------------
Loss from discontinued operations before
  disposal of assets                                     (58,000)
Gain from disposal of assets, less applicable
  income tax                                             309,000
                                                    ------------
Net income from discontinued operations             $    251,000
                                                    ============

YEAR 2000 READINESS

     The Company has developed and implemented a strategic plan to address Year 2000 issues in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. The Year 2000 issue involves the risk that various problems may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the Year 2000 approaches.

     The Company conducts ongoing employee education on the issue and has identified all information technology (computers, software, etc.) and non-information technology (alarms, vaults, etc.) that may be affected by the Year 2000 date change. Since the Company does not develop its own software, it has contacted the various third party software vendors it uses to obtain written documentation from them confirming Year 2000 compliance. All mission critical software has been inventoried and tested and remediation has been completed. The Company has tested its equipment for compliance and items found not in compliance have been remedied to be compliant. Hardware, software and systems will be re-tested if any changes are made to those systems after initial testing is complete.

     The Company's core data processing is done on an in-house IBM AS 400 with Jack Henry Associates software. The hardware and software have been tested and are Year 2000 compliant.

     The Company has developed a communication and assessment plan for its customers. The Company has communicated the Year 2000 issue to both borrower and depositor clients by various methods. The Company has contacted its key loan clients to determine their status and plans with respect to the Year 2000 issue and to determine the Company's exposure to any such customer's failure to resolve its own Year 2000 problems. This initial customer review is complete and follow-up reviews of key clients will be conducted regularly.

     To date, the Company has spent $288,000 on the Year 2000 project for hardware and software upgrades, customer communications, testing and other items required to complete the plan. Year 2000 project costs during the nine months ended September 30, 1999 were not material.

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

     The Company has developed contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems. The plan addresses, among other factors, the Company's potential increased liquidity and currency requirements at the critical dates, security issues, and business resumption planning. The Company has in place written procedures to manually perform or outsource every mission critical task relating to loan and deposit processing in the event some part of a system does not function properly. The Company is developing forecasts of liquidity needs and will inventory extra currency to meet any higher than normal demand during the critical periods. Security will be augmented during these periods. Personnel staffing will be carefully scheduled during the affected periods. These contingency plans are frequently reviewed and updated as needed. The Company has submitted all requested information to the FDIC for its Year 2000 examination. The FDIC is scheduled to conduct a liquidity review during the last quarter of 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of September 30, 1999, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         (a)  None.

         (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit No:         Description

         27             Financial Data Schedule

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)

Date:  November  12, 1999

By:  /s/ Sharon D. Hundley
     Sharon D. Hundley
     Chief Financial Officer

INDEX TO EXHIBITS


Exhibit                                                 Sequential
Number         Description                              Page Number

27             Financial Data Schedule                  14