Form 10KSB
period 1999-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2000-03-24
CIK 828749

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X    No _____
                   -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the fiscal year ended December 31, 1999 were $10,936,587.00.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 3, 2000, was $15,009,000. The aggregate market value of the Common Stock held by nonaffiliates was computed by reference to the fair market value of $6.00 per share of the Company's Common Stock as of March 3, 2000, as reported on NASDAQ, on which the Company's Common Stock is traded. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date. The number of shares outstanding of the Registrant's Common Stock as of March 3, 2000: 2,501,500 shares of no par value Common Stock.

Transitional Small Business Disclosure Format:  Yes _____   No   X
                                                               -----

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

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


 Item                                                                      Page
Number                                                                    Number
------                                                                    ------
                                     PART I

1.     Description of Business...........................................      4
2.     Description of Property...........................................     17
3.     Legal Proceedings.................................................     18
4.     Submission of Matters to a Vote of Security Holders...............     18


                                    PART II

5.     Market for Common Equity and Related Stockholder Matters..........     18
6.     Management's Discussion and Analysis of Results of Operations and
        Financial Conditions.............................................     20
7.     Consolidated Financial Statements.................................     39
8.     Changes in and Disagreements with Accountants on Account
       and Financial Disclosure..........................................     75

                                   PART III

9.     Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act................     75
10.    Executive Compensation............................................     78
11.    Stock Ownership of Certain Beneficial Owners and Management.......     82
12.    Certain Relationships and Related Transactions....................     85

                                    PART IV

13.    Exhibit List and Reports on Form 8-K..............................     86

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

B.   Business Operations.

The Holding Company (GIFH)

GIFH owns 100% of the capital stock of the Bank. The principal role of GIFH is to supervise and coordinate the activities of its subsidiary and to provide the subsidiary with capital. GIFH derives all of its income from dividends from its subsidiary and any interest it earns on funds it holds.

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

The Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions. As of December 31, 1999, there were a total of eight (8) FDIC-insured institutions operating in the Glynn County markets. Management estimates that as of December 31, 1999, FDIC-insured deposits in Glynn County totaled approximately $1 billion, with the Bank having approximately 10% of such deposits.

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

First Credit Service Corporation (FCC)

Since its inception in September 1993, FCC engaged in the consumer finance business, i.e., it originated, made, acquired, and serviced consumer loans, as well as offered credit related insurance on such loans, to the general public. The primary areas serviced by FCC from its four offices were Glynn, Camden, Columbia, and Chatham Counties, Georgia. The Company sold substantially all the assets of its subsidiary, First Credit Service Corporation, on August 14, 1998 pursuant to an Asset Purchase Agreement dated August 11, 1998 by and among First Credit Service Corporation ("FCC"); Golden Isles Financial Holdings, Inc. and New South Financial Services, Inc. ("New South"). The acquisition was initially closed on August 14, 1998 and pursuant to paragraph 3.2 of the Asset Purchase Agreement, New South paid to FCC $9,365,120.00 as the "Estimated Purchase Price." Ten days thereafter pursuant to Section 3.3(b) of the Asset Purchase Agreement, the purchase price was increased by $89,922.00. Additionally FCC sold some loans, leases and personal property that were not purchases by new South to another party for $128,134.68. The assets sold to New South and the other party were all loans of FCC, personal property of FCC located in the Savannah, Martinez, Brunswick, and Kingsland branch of FCC, certain itemized contracts, all records relating to purchased assets of FCC and all insurance contracts relating to loans purchased.

C.   Employees.

As of December 31, 1999, GIFH and its subsidiaries employed the equivalent of 51 full-time employees. Management believes that its employee relations are good. There are no collective bargaining agreements covering any of the employees.

D.   Supervision and Regulation.

     Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and to a more limited extent the Company's subsidiary bank.

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

     As of December 31, 1999, GIFH maintained Tier 1 and Total Risk Based Capital Ratios of 14.6% and 15.9% respectively. For a more detailed analysis of the Company's capital and comparison to regulatory requirements see Item 6 and
Note 14 to the Consolidated Financial Statements in Item 7 below.

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

The Gramm-Leach-Bliley Act of 1999

     The Gramm-Leach-Bliley Act (the "GLB Act") dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities, and also includes some additional activities that are complementary to such financial activities.

     The definition of activities that are financial in nature is handled by the GLB Act in two ways. First, there is a laundry list of activities that are designated as financial in nature. Second, the authorization of new activities as financial in nature or incidental to a financial activity requires a consultative process between the Federal Reserve Board and the Secretary of the Treasury with each having the authority to veto proposals of the other. The Federal Reserve Board has the discretion to determine what activities are complementary to financial activities.

     The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank's direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

     Since the Bank Holding Company Act of 1956, and its subsequent amendments, federal law has limited the types of activities that are permitted for a bank holding company, and it is has also limited the types of companies that a bank holding company can control. The GLB Act retains the bank holding company regulatory framework, but adds a new provision that authorizes enlarged authority for the new financial holding company form of organization to engage in any activity of a financial nature or incidental thereto. A new Section 4(k) of the Bank Holding Company Act provides that a financial holding company may engage in any activity, and may acquire and retain shares of any company engaged in any activity, that the Federal Reserve Board in coordination with the Secretary of the Treasury determines by regulation or order to be financial in nature or incidental to such financial activities, or is complementary to financial activities.

     The GLB Act also amends the Bank Holding Company Act to prescribe eligibility criteria for financial holding companies, defines the scope of activities permitted for bank holding companies that do not become financial holding companies, and establishes consequences for financial holding companies that cease to maintain the status needed to qualify as a financial holding company.

     There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well managed criteria.
The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

     Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act's amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

     The GLB Act retains the basic structure of the Bank Holding Company Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company is now subject to the amended Section 4(c)(8) of the Bank Holding Company Act which freezes the activities that are authorized and defined as closely related to banking activities. Under this Section, a bank holding company is not eligible for the expanded activities permitted under new
Section 4(k) and is limited to those specific activities previously approved by the Federal Reserve Board.

     The GLB Act also addresses the consequences when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purposes of the Act.

     The GLB Act is essentially a dramatic liberalization of the restrictions placed on banks, especially bank holding companies, regarding the areas of financial businesses in which they are allowed to compete.

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

     Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships ("PCCRs") that are included in capital are each subject to a ninety percent (90%) of fair value limitation (also known as a "ten percent (10%) haircut"); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot exceed 100% of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets ("NMSAs") and PCCRS included in capital cannot exceed 25% of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

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

     To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 1999, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 1999.

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

The Bank owns the building which houses its main branch and support service facilities. It is located at 3440 Cypress Mill Road, Brunswick, Georgia 31521, adjacent to the Cypress Mill Square. The one and one-half story free standing structure is configured for retail banking operations as well as for executive offices for officers of the Bank. In addition, the Bank owns a building located at 3811 Frederica Road, St. Simons Island, Georgia 31522, and operates a full service branch in this building. As noted above, the Bank also leases space within the St. Simons branch to GIFH for use as executive offices.

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

In November 1999, the Bank purchased 1.3 acres of property in north Glynn County located at 5340 New Jesup Highway. During December 1999 the Bank applied for consent to establish a full-service branch office. Approval for the branch application was obtained from the FDIC and the Georgia Department of Banking and Finance in January 2000. The Bank intends to open a temporary banking facility on the site in April 2000 with the permanent facility scheduled to open in September 2000. The total cost is approximately $1.5 million.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security-holders during the fourth quarter of fiscal 1999 covered by this report.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Before April 18, 1996, there was no established market in which shares of GIFH's Common Stock were regularly traded, nor was there any uniformly quoted prices for such shares. However, on April 18, 1996, the Company Common Stock began to be traded on the NASDAQ Small Capitalization market (NASDAQ-"GIFH") and the former Units were traded under the symbol GIFHU. On May 31, 1998 the warrants attached to the units expired and the trading of the common stock was consolidated under the one symbol GIFH. The high-low range for trades in the Company's Common Stock and Units, for each quarter during 1999 and 1998 in which trades were reported, were as follows:

                        1998
QUARTER             COMMON STOCK             UNITS
                    High    Low     High               Low

1st                  9 5/8  7       12 1/4             7
2nd                 10      9 1/4    9 1/2             9
3rd                 11      8 3/4   No Further Trades
4th                 10 1/2  8 1/2

                        1999
QUARTER             COMMON STOCK             UNITS
                    High    Low     High               Low
1st                 10.1875 9.0625  N/A                N/A
2nd                  9.5625 8.75    N/A                N/A
3rd                  9.25   8.375   N/A                N/A
4th                  8.4375 6.50    N/A                N/A

As of March 3, 2000, 2,501,500 shares of GIFH's Common Stock were issued and outstanding to approximately 680 holders of record.

GIFH paid dividends in 1999 in the amount of $198,677.00 or 8.0 cents per share. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by GIFH is dividends from the Bank, GIFH may or may not pay dividends in the near future.

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

     During 1998, The Company discontinued the operations of its consumer finance subsidiary, First Credit Service Corporation ("FCC") and disposed of its assets. For purposes of Management's Discussion and Analysis of Financial Condition and Results of operations, the results of operations from continuing operations have been presented on a comparable basis for 1999 and 1998. The results of discontinued operations for 1998 have not been presented. Also, statistical disclosure required by Exchange Act Guide 3 has been presented only for continuing operations.

Results From Continuing Operations For Years Ended December 31, 1999 and 1998

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

     The Company's net interest margin decreased 21 basis points to 4.11% in 1999 as compared to 4.32% in 1998. The yield on average interest-earning assets decreased 59 basis points or 6.44% to 8.57% in 1999 as compared to 9.16% in 1998. The interest rate paid on average interest-bearing liabilities decreased 37 basis points to 5.25% in 1999 as compared to 5.62% in 1998. Net interest income was $4,908,000 in 1999, as compared to $4,743,000 in 1998, representing an increase of $165,000 or 3.48%. The decrease in the yield on interest-earning assets offset by a decrease in the rate paid on interest-bearing liabilities resulted in a decrease in net interest income of $520,000. This decrease in net interest income was offset by an increase of $685,000 generated on an increase in volume of interest-earning assets over interest-bearing liabilities in 1999.

     Average interest-earning assets increased $9,577,000 or 8.71% to $119,492,000 in 1999 from $109,915,000 in 1998. Average loans increased
$6,797,000; average investments increased $1,643,000; average Federal funds sold increased $1,429,000; and average interest-bearing deposits in banks decreased $292,000. The increase in average interest-earning assets was funded by an increase of $9,077,000 or 9.45%, in average deposits to $105,134,000 in 1999 from $96,057,000 in 1998. Although, average interest-bearing deposits increased $7,915,000 in 1999 from 1998, a significant amount of time deposits with an average rate of 5.71% shifted to interest-bearing demand deposits with an average rate of 4.03%. As a result of this shift in deposits, interest paid on average deposits increased by only $129,000 or 2.67% to $4,964,000 in 1999 as compared to $4,835,000 in 1998. Approximately 9.43% and 9.11% of the average deposits were noninterest-bearing deposits in 1999 and 1998, respectively.

Allowance for Loan Losses

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $1,470,000 in 1999 as compared to $886,000 in 1998, representing an increase of 65.91% in the provision. The significant increase in the provision in 1999 resulted from the replenishment of $736,000 for net charge-offs during the year and the addition of $734,000 to cover an increase in average loans of $6,797,000 during the year from the prior year and to cover an increase in nonperforming loans of approximately $938,000. The allowance for loan losses as a percentage of total loans outstanding amounted to 2.60% at December 31, 1999 as compared to 2.01% at December 31, 1998.

     The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.


Noninterest Income

     Noninterest income amounted to $698,000 and $817,000 for the years ended December 31, 1999 and 1998, respectively. As a percent of total average assets, noninterest income decreased from .70% in 1998 to .56% in 1999.

     Following is a summary of noninterest income for the years ended December 31, 1999 and 1998.

                                                                                     1999               1998
                                                                                -------------      -------------
          Noninterest income
            Income from origination of mortgage loans, less related expenses    $     170,000      $      96,000
            Service charges on deposit accounts                                       440,000            534,000
            Net realized gain on sales of securities                                    8,000                  -
            Other                                                                      80,000            187,000
                                                                                -------------      -------------
              Total noninterest income                                          $     698,000      $     817,000
                                                                                =============      =============

     During 1998, the Company reorganized its mortgage banking activities within the Bank. This activity in the mortgage loan area continued to expand through 1999 as indicated by an increase of $74,000 in income from the origination of mortgage loans, less related expenses.

     The decrease in service charges on deposit accounts of $94,000 or 17.60% to $440,000 in 1999 from $534,000 in 1998 resulted from a promotional lower fee structure implemented in 1999 on certain types of transaction accounts as an effort to compete for those type deposit accounts and a decrease in fees earned on overdrafts. The decrease in other noninterest income was attributable previously to other real estate owned transactions.

Noninterest Expense

     Noninterest expense amounted to $3,704,000 and $3,327,000 for the years ended December 31, 1999 and 1998, respectively, representing an increase of $377,000 or 11.33%. As a percent of total average assets, noninterest expense amounted to 2.95% in 1999 as compared to 2.84% in 1998.

     Following is a summary of noninterest expense for the years ended December 31, 1999 and 1998.

                                                                                     1999               1998
                                                                                -------------      -------------
          Noninterest expense
            Salaries and employee benefits                                      $   2,085,000      $   1,745,000
            Equipment and occupancy expense                                           559,000            550,000
            Advertising and business development                                      160,000            155,000
            Legal and professional                                                    220,000            217,000
            Supplies and printing                                                     154,000            150,000
            Other operating expenses                                                  526,000            510,000
                                                                                -------------      -------------
              Total noninterest expense                                         $   3,704,000      $   3,327,000
                                                                                =============      =============

     Salaries and employee benefits increased $340,000 to $2,085,000 in 1999 from $1,745,000 in 1998, representing an increase of 19.48%. The increase in salaries and employee benefits is the result of an increase in the average number of full-time equivalent employees of the Bank from 43 in 1998 to 50 in 1999, a 16.28% increase. The Bank opened a separate mortgage origination department in late 1998 and added 2 employees and a commissioned salesperson in 1999, resulting in salaries and employee benefits of $133,000 for 1999. Other additional employees were necessary to support the growth of the Bank. All other noninterest expenses increased $37,000, or 2.34%, during 1999.

     For the year ended December 31, 1999, the Company realized net income from continuing operations of $275,000 as compared to net income from continuing operations of $856,000 for the year ended December 31, 1998. After recording a net loss of $128,000 from discontinued operations and a gain of $357,000 from disposal of assets of the discontinued business segment, the Company realized
net income of $1,085,000 for the year ended December 31, 1998.   Net income from
continuing operations decreased $581,000, or 67.87%, in 1999, primarily due to an additional provision for loan losses in the 3rd quarter of $1,210,000. As previously discussed, this provision was necessary to replenish loan losses and to provide for an increase in nonperforming loans.

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

     The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 1999 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company was aware of no events or trends likely to result in a material change in their liquidity. During 1999, the Company's capital decreased $248,000 to $13,215,000 at December 31, 1999 as compared to $13,463,000 at December 31, 1998. Capital increased by retaining net earnings of $76,000 (after payment of cash dividends of $199,000) and the addition of $211,000 in capital from the exercise of stock options and the vesting of restricted stock. After recording an increase in unrealized losses on securities available for sale of $535,000, total capital decreased by $248,000.

     At December 31, 1999, the Company had no binding commitments outstanding for capital expenditures. However, the Company estimates that expenditures for completion of banking facilities and purchase of equipment will amount to approximately $1,500,000 in 2000.

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

     The following table summarizes the regulatory capital levels of the Company at December 31, 1999.

                                                  Actual                Required                 Excess
                                          --------------------    --------------------    --------------------
                                           Amount      Percent     Amount      Percent     Amount      Percent
                                          --------     -------    --------     -------    --------     -------
                                                                 (Dollars in Thousands)
       Leverage capital                   $ 13,589      10.8%     $  5,020       4.0%     $  8,569       6.8%
       Risk-based capital:
        Core capital                        13,589      14.6         3,716       4.0         9,873      10.6
          Total capital                     14,768      15.9         7,432       8.0         7,336       7.9

     The Bank also met its individual regulatory capital requirements at December 31, 1999.

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

                                                                  Year Ended December 31,
                                          ---------------------------------------------------------------------------------
                                                             1999                                      1998
                                          ----------------------------------------    -------------------------------------
                                                           Interest      Average                     Interest      Average
                                              Average       Income/       Yield/        Average       Income/       Yield/
                                              Balance       Expense     Rate Paid       Balance       Expense     Rate Paid
                                          ----------------------------------------    -------------------------------------
                                                                   (Dollars in Thousands)
                                          ---------------------------------------------------------------------------------
ASSETS
 Interest-earning assets:
   Loans, net of unearned interest          $   90,765     $   8,569       9.44%      $   83,968     $   8,516        10.14%
   Investment securities, taxable               22,017         1,334       6.06           20,374         1,254         6.15
   Federal funds sold                            6,586           329       5.00            5,157           276         5.35
   Interest-bearing deposits in banks              124             7       5.65              416            24         5.77
                                          ------------   -----------                  ----------   -----------
       Total interest-earning assets           119,492        10,239       8.57          109,915        10,070         9.16
                                          ------------   -----------                  ----------   -----------

 Noninterest-earning assets:
   Cash                                          3,022                                     2,144
   Allowance for loan losses                    (2,007)                                   (1,281)
   Unrealized gain (loss) on
     available for sale securities                (120)                                      175
   Other assets                                  5,117                                     6,272
                                          ------------                                ----------
                                                 6,012                                     7,310
                                          ------------                                ----------

       Total assets                         $  125,504                                $  117,225
                                          ============                                ==========

                                                                                Year Ended December 31,
                                                ------------------------------------------------------------------------------
                                                                    1999                                    1998
                                                --------------------------------------    ------------------------------------
                                                              Interest     Average                     Interest       Average
                                                  Average      Income/      Yield/           Average     Income/       Yield/
                                                  Balance      Expense       Rate            Balance     Expense        Rate
                                                                             Paid                                       Paid
                                                ----------   ----------   ------------    ------------  -----------  ---------
                                                                              (Dollars in Thousands)
                                                ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
 Savings and interest-bearing demand deposits  $    28,154   $    1,136           4.03%    $    18,462   $       732      3.96%
 Time deposits                                      67,065        3,828           5.71          68,842         4,103      5.96
 Other borrowings                                    6,237          367           5.88           5,812           352      6.06
 Notes payable                                           -            -              -           1,596           140      8.75
                                               -----------   ----------                    -----------   -----------
       Total interest-bearing liabilities          101,456        5,331           5.25          94,712         5,327      5.62
                                               -----------   ----------                    -----------   -----------

Noninterest-bearing liabilities and
 stockholders' equity:
 Demand deposits                                      9,915                                      8,753
 Other liabilities                                      719                                      1,373
 Stockholders' equity                                13,414                                     12,387
                                               ------------                                -----------
       Total noninterest-bearing liabilities
         and stockholders' equity                    24,048                                     22,513
                                               ------------                                -----------

       Total liabilities and stockholders'
         equity                                $    125,504                               $    117,225
                                               ============                               ============

Interest rate spread                                                              3.32%                                   3.54%
                                                                             =========                               =========

Net interest income                                          $    4,908                                  $     4,743
                                                             ==========                                  ===========

Net interest margin                                                               4.11%                                   4.32%
                                                                             =========                               =========

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

                                                              Year Ended December 31,
                                         --------------------------------------------------------------------------
                                                     1999 vs. 1998                          1998 vs. 1997
                                         --------------------------------------------------------------------------
                                           Increase        Changes Due To        Increase         Changes Due To
                                                       ---------------------                  ---------------------
                                           (Decrease)     Rate        Volume     (Decrease)      Rate        Volume
                                         ------------  ---------  ----------    -----------   ---------  ----------
                                                              (Dollars in Thousands)
                                         --------------------------------------------------------------------------
Increase (decrease) in:
 Income from earning assets:
   Interest and fees on loans              $       53   $   (636)   $    689    $       778   $      56  $      722
   Interest on taxable securities                  80        (21)        101            275         (24)        299
   Interest on Federal funds                       53        (23)         76            109          (7)        116
   Deposits in banks                              (17)         -         (17)            14           1          13
                                         ------------  ---------  ----------    -----------   ---------  ----------
       Total interest income                      169       (680)        849          1,176          26       1,150
                                         ------------  ---------  ----------    -----------   ---------  ----------

Expense from interest-bearing
liabilities:
 Interest on savings and interest-
   bearing demand deposits                        404         20         384            379         211         168
 Interest on time deposits                       (275)      (169)       (106)           199          13         186
 Interest on other borrowings                      15        (11)         26            113         (23)        136
 Interest on debt                                (140)         -        (140)          (123)          6        (129)
                                         ------------  ---------  ----------    -----------   ---------  ----------
       Total interest expense                       4       (160)        164            568         207         361
                                         ------------  ---------  ----------    -----------   ---------  ----------

       Net interest income                 $      165   $   (520)   $    685    $       608   $    (181) $      789
                                         ============  =========  ==========    ===========   =========  ==========

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

     As of December 31, 1999, the Company's cumulative one-year interest rate sensitivity gap ratio was 86%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate slightly faster than the Company's interest-earning assets. Certain assumptions regarding the interest sensitivity of these assets and liabilities have been incorporated into this analysis. The Company believes that it has positioned itself to maintain its net interest margin in the event of changes in interest rates. There can be no assurance, however, that this strategy will be successful.

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                            At December 31, 1999
                                                    ------------------------------------------------------------------
                                                                         Maturing or Repricing Within
                                                    ------------------------------------------------------------------
                                                       Zero to        Three          One
                                                        Three       Months to      Year to       Over
                                                       Months       One Year        Five         Five         Total
                                                                                    Years        Years
                                                    -----------   ------------   -----------  ----------   -----------
                                                                           (Dollars in Thousands)
                                                    ------------------------------------------------------------------
Earning assets:
 Interest-bearing deposits in banks                   $      14    $         -     $       -    $      -    $       14
 Federal funds sold                                       6,945              -             -           -         6,945
 Investment securities                                      366              -         9,967       9,479        19,812
 Loans                                                   60,162         11,501        21,598       4,985        98,246
                                                    -----------   ------------   -----------  ----------   -----------
                                                         67,487         11,501        31,565      14,464       125,017
                                                    -----------   ------------   -----------  ----------   -----------
Interest-bearing liabilities:
 Interest-bearing demand deposits                        27,532              -             -           -        27,532
 Savings                                                  2,511              -             -           -         2,511
 Certificates less than $100,000                         14,281         28,908         9,400         264        52,853
 Certificates, $100,000 and over                          5,556         11,947         1,922         105        19,530
 Other borrowings                                            90            514         2,742       2,543         5,889
                                                    -----------   ------------   -----------  ----------   -----------
                                                         49,970         41,369        14,064       2,912       108,315
                                                    -----------   ------------   -----------  ----------   -----------

Interest rate sensitivity gap                         $  17,517    $   (29,868)    $  17,501    $ 11,552    $   16,702
                                                    ===========   ============   ===========  ==========   ===========

Cumulative interest rate sensitivity gap              $  17,517    $   (12,351)    $   5,150    $ 16,702
                                                    ===========   ============   ===========  ==========

Interest rate sensitivity gap ratio                        1.35           0.28          2.24        4.97
                                                    ===========   ============   ===========  ==========

Cumulative interest rate sensitivity gap ratio             1.35           0.86          1.05        1.15
                                                    ===========   ============   ===========  ==========

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

                             INVESTMENT PORTFOLIO

Types of Investments

     The amortized cost and fair value of investments in securities available for sale at the dates indicated are summarized as follows:

                                                                        Gross           Gross
                                                    Amortized        Unrealized       Unrealized          Fair
                                                       Cost             Gains           Losses            Value
                                                ----------------   -------------   -------------    --------------
                                                                       (Dollars in Thousands)
                                                ------------------------------------------------------------------
     December 31, 1999:
       U. S. Government and agency securities    $        16,646    $          3    $       (534)    $       16,115
       Mortgage-backed securities                          2,800               -             (36)             2,764
                                                 ---------------    ------------    ------------     --------------
                                                  $       19,446    $          3    $       (570)    $       18,879
                                                 ===============    ============    ============     ==============

     December 31, 1998:
       U. S. Government and agency securities     $       21,151     $       243     $         -      $      21,394
       Mortgage-backed securities                          1,095               3              (1)             1,097
                                                 ---------------    ------------    ------------     --------------
                                                  $       22,246     $       246    $         (1)    $       22,491
                                                 ===============    ============    ============     ==============

     Other investments consists of Federal Home Loan Bank stock, and it is carried at cost. The stock is considered a restricted equity investment as it can only be sold back to the Federal Home Loan Bank or another member bank at par value. At December 31, 1999 and 1998, the Company's total investment in Federal Home Loan Bank stock was $366,000 and $552,000, respectively.

Maturities

     The amounts of investments in securities in each category as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                           U. S. Treasury
                                                           and Other U. S.
                                                         Government Agencies                     State and
                                                          and Corporations               Political Subdivisions
                                                                        Yield
                                                      Amount             (1)              Amount           Yield
                                                 ---------------   --------------    --------------   -------------
                                                                        (Dollars in Thousands)
                                                 ------------------------------------------------------------------
      Maturity:
      One year or less                           $             -                -%   $            -              - %
      After one year through five years                    9,967             6.09                 -              -
      After five years through ten years                   7,497             6.09                 -              -
      After ten years                                      1,982             5.78                 -              -
                                                 ---------------   --------------    --------------   -------------
                                                 $        19,446             6.06%   $            -              - %
                                                 ===============   ==============    ==============   =============

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

                                LOAN PORTFOLIO

Types of Loans

     Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of real estate mortgage loans, which constituted approximately 79% of the Company's loan portfolio as of December 31, 1999. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                          December 31,
                                                         -------------------------------------------
                                                                1999                    1998
                                                         ------------------      -------------------
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
   Commercial, financial and agricultural                  $         15,197        $          19,251
   Real estate - construction                                         7,472                    6,770
   Real estate -  mortgage                                           70,302                   58,502
   Consumer instalment                                                5,166                    6,150
   Other                                                                109                      101
                                                         ------------------      -------------------
                                                                     98,246                   90,774
   Allowance for loan losses                                         (2,559)                  (1,825)
                                                         ------------------      -------------------
   Loans, net                                              $         95,687        $          88,949
                                                         ==================      ===================

     Total loans as of December 31, 1999 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                                     (Dollars in
                                                                                     Thousands)
                                                                                 -----------------
Maturity or Repricing Within:
 One year or less                                                                  $        71,663
 After one year through five years                                                          21,598
 After five years                                                                            4,985
                                                                                 -----------------
                                                                                   $        98,246
                                                                                 =================

     Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

     The following table summarizes loans at December 31, 1999 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                                                            (Dollars in
                                                                                                            Thousands)
                                                                                                        -----------------
Predetermined interest rates                                                                              $        26,583
Floating or adjustable interest rates                                                                                   -
                                                                                                        -----------------
                                                                                                          $        26,583
                                                                                                        =================

Nonperforming Loans

     The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated from continuing operations.

                                                                                                      December 31,
                                                                                          ----------------------------------
                                                                                                  1999               1998
                                                                                          ---------------    ---------------
                                                                                                 (Dollars in Thousands)
                                                                                          ----------------------------------
   Loans accounted for on a nonaccrual basis                                                $       1,809      $       1,310

   Instalment loans and term loans contractually past due ninety days or more                         392                 86
    as to interest or principal payments and still accruing

   Loans, the terms of which have been renegotiated to provide a reduction                            632                499
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

     Following is a summary of the commitments outstanding at December 31, 1999 and 1998.

                                                         1999               1998
                                                    ---------------    ---------------
                                                           (Dollars in Thousands)
                                                    ----------------------------------
    Commitments to extend credit                      $      12,304      $      10,248
    Standby letters of credit                                   705                825
                                                    ---------------    ---------------
                                                      $      13,009      $      11,073
                                                    ===============    ===============

                        SUMMARY OF LOAN LOSS EXPERIENCE

     The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $2,559,000 at December 31, 1999, representing 2.60% of year end total loans outstanding, compared with $1,825,000 at December 31, 1998, which represented 2.01% of year end total loans outstanding. The allowance for loan losses is reviewed monthly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                  At December 31,
                                          ------------------------------------------------------------
                                                        1999                            1998
                                          ------------------------------    --------------------------
                                                             Percent of                    Percent of
                                                              Loans in                       Loans in
                                                              Category                       Category
                                                              to Total                       to Total
                                              Amount            Loans           Amount        Loans
                                          ------------    --------------    ------------    ----------
                                                              (Dollars in Thousands)
                                          ------------------------------------------------------------
    Commercial, financial,
      industrial and agricultural           $    1,756                16%     $      867            21%
    Real estate                                    688                79             824            72
    Consumer                                       115                 5             122             7
    Unallocated                                      -                 -              12             -
                                          ------------    --------------    ------------    ----------
                                            $    2,559               100%     $    1,825           100%
                                          ============    ==============    ============    ==========

     The following table presents an analysis of the Company's loan loss experience from continuing operations and discontinued operations for the periods indicated:

                                                                                  December 31,
                                                                     -----------------------------------
                                                                             1999                1998
                                                                     ---------------     ---------------
                                                                            (Dollars in Thousands)
                                                                     -----------------------------------
   Average amount of loans outstanding                                 $      90,765       $      83,968
                                                                     ===============     ===============

   Balance of reserve for possible loan losses at
    beginning of period                                                $       1,825       $       1,200
                                                                     ---------------     ---------------

   Charge-offs:
    Commercial, financial and agricultural                                      (460)               (276)
    Real estate                                                                 (210)                 (4)
    Consumer                                                                    (134)               (132)
   Recoveries:
    Commercial, financial and agricultural                                        21                  99
    Real estate                                                                   14                   7
    Consumer                                                                      33                  45
                                                                     ---------------     ---------------
       Net charge-offs                                                          (736)               (261)
                                                                     ---------------     ---------------

   Additions to reserve charged to operating expenses                          1,470                 886
                                                                     ---------------     ---------------

       Balance of reserve for possible loan losses                     $       2,559       $       1,825
                                                                     ===============     ===============

   Ratio of net loan charge-offs to average loans                               0.81%               0.31%
                                                                     ===============     ===============

                                   DEPOSITS

     Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                                         Year Ended December 31,
                                                              -------------------------------------------------------------------
                                                                             1999                                1998
                                                              ---------------------------------    ------------------------------
                                                                    Amount           Rate              Amount            Rate
                                                              ---------------   ---------------    ---------------   ------------
                                                                                         (Dollars in Thousands)
                                                              -------------------------------------------------------------------
   Noninterest-bearing demand deposits                          $         9,915               -%    $        8,753              -%
   Interest-bearing demand and savings deposits                          28,154            4.03             18,462           3.96
   Time deposits                                                         67,065            5.71             68,842           5.96
                                                                  -------------                      -------------
       Total deposits                                           $       105,134                      $      96,057
                                                                  =============                      =============

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                  (Dollars in
                                                  Thousands)
                                               ---------------
   Three months or less                        $         5,556
   Over three through twelve months                     11,947
   Over twelve months                                    2,027
                                               ---------------
         Total                                 $        19,530
                                               ===============

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the periods indicated is presented below.

                                                    Year Ended December 31,
                                              ----------------------------------
                                                    1999               1998
                                              --------------     ---------------
   Return on assets (1)                                 0.22%               0.89%

   Return on equity (2)                                 2.05                8.76

   Dividend payout ratio (3)                           72.35*                  -

   Equity to assets ratio (4)                          10.69               10.19

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Dividends declared per share divided by net income per share.
(4)  Average equity divided by average total assets.


* The 1999 dividends of $.08 per share were based on the 1998 earnings of $1,085,000, or $.45 per share.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-39 of this Annual Report on Form 10-KSB.

     Consolidated Balance Sheets - December 31, 1999 and 1998

     Consolidated Statements of Income - Years ended December 31, 1999 and 1998

     Consolidated Statements of Comprehensive Income (Loss) - Years ended
       December 31, 1999 and 1998

     Consolidated Statements of Stockholders' Equity - Years ended December 31,
       1999 and 1998

     Consolidated Statements of Cash Flows - Years ended December 31, 1999 and
       1998

     Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

     Independent Auditor's Report
     Consolidated Balance Sheets - December 31, 1999 and 1998
     Consolidated Statements of Income - Years ended December 31, 1999 and 1998 Consolidated Statements of Comprehensive Income (Loss) - Years ended
       December 31, 1999 and 1998
     Consolidated Statements of Stockholders' Equity - Years ended December 31,
       1999 and 1998
     Consolidated Statements of Cash Flows - Years ended December 31, 1999 and
       1998
     Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITOR'S REPORT
================================================================================

To the Board of Directors
Golden Isles Financial Holdings, Inc.
 and Subsidiary
St. Simons Island, Georgia

          We have audited the accompanying consolidated balance sheets of Golden Isles Financial Holdings, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Isles Financial Holdings, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             /s/ Mauldin & Jenkins, LLC

Albany, Georgia
January 21, 2000

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------
                                                                             1999                  1998
                                                                  ----------------------    -------------------
Assets
------
Cash and due from banks                                           $            4,017,512     $       3,008,387
Interest-bearing deposits in banks                                                13,888               122,754
Federal funds sold                                                             6,945,000             2,550,000
Securities available for sale, at fair value                                  18,878,399            22,490,648
Other investments, at cost                                                       366,400               552,500

Loans                                                                         98,246,349            90,774,151
Less allowance for loan losses                                                 2,559,153             1,825,319
                                                                  ----------------------    -------------------
          Loans, net                                                          95,687,196            88,948,832
                                                                  ----------------------    -------------------

Premises and equipment, net                                                    3,408,237             3,015,992
Other assets                                                                   3,080,575             1,543,509
                                                                  ----------------------    -------------------

          Total assets                                            $          132,397,207     $     122,232,622
                                                                  ======================    ===================


Liabilities and Stockholders' Equity
------------------------------------
Deposits
    Noninterest-bearing demand                                    $           10,316,942     $       9,743,289
    Interest-bearing demand                                                   27,531,519            22,012,678
    Savings                                                                    2,511,320             1,687,203
    Time, $100,000 and over                                                   19,529,633            15,866,520
    Other time                                                                52,853,492            51,962,231
                                                                  ----------------------    -------------------
          Total deposits                                                     112,742,906           101,271,921
    Federal Home Loan Bank borrowings                                          5,888,829             6,500,500
    Other liabilities                                                            550,780               997,325
                                                                  ----------------------    -------------------
          Total liabilities                                                  119,182,515           108,769,746
                                                                  ----------------------    -------------------


Stockholders' equity
    Common stock, no par value; 50,000,000
        shares authorized; 2,501,500 and 2,474,377
        shares issued and outstanding                                          1,094,338             1,094,338
    Capital surplus                                                           11,693,718            11,482,666
    Retained earnings                                                            800,904               724,462
    Accumulated other comprehensive income (loss)                               (374,268)              161,410
                                                                  ----------------------    -------------------
          Total stockholders' equity                                          13,214,692            13,462,876
                                                                  ----------------------    -------------------

          Total liabilities and stockholders' equity              $          132,397,207     $     122,232,622
                                                                  ======================    ===================

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------------------------------------
                                                                                1999                1998
                                                                          ----------------   ------------------
Interest income
    Interest and fees on loans                                            $     8,568,537    $       8,516,072
    Interest and dividends on taxable securities                                1,334,074            1,253,741
    Other interest income                                                         335,991              300,089
                                                                          ----------------   ------------------
          Total interest income                                                10,238,602           10,069,902
                                                                          ----------------   ------------------

Interest expense
    Interest on deposits                                                        4,963,675            4,834,167
    Interest on other borrowings                                                  367,243              492,034
                                                                          ----------------   ------------------
          Total interest expense                                                5,330,918            5,326,201
                                                                          ----------------   ------------------

          Net interest income                                                   4,907,684            4,743,701
Provision for loan losses                                                       1,470,000              886,000
                                                                          ----------------   ------------------
          Net interest income after provision for loan losses                   3,437,684            3,857,701
                                                                          ----------------   ------------------

Other income
    Income from origination of mortgage loans,
        less related expenses                                                     169,903               95,859
    Service charges on deposit accounts                                           440,074              533,979
    Net realized gain on sales of securities                                        8,257                    -
    Other                                                                          79,751              146,529
                                                                          ----------------   ------------------
          Total other income                                                      697,985              776,367
                                                                          ----------------   ------------------

Other expense
    Salaries and employee benefits                                              2,085,017            1,744,761
    Equipment and occupancy expense                                               559,123              549,944
    Advertising and business development                                          159,802              154,623
    Legal and professional                                                        220,274              216,950
    Supplies and printing                                                         154,243              150,224
    Other operating expenses                                                      525,769              510,275
                                                                          ----------------   ------------------
          Total other expense                                                   3,704,228            3,326,777
                                                                          ----------------   ------------------

          Income from continuing operations
             before income tax                                                    431,441            1,307,291

Applicable income tax                                                             156,322              451,540
                                                                          ----------------   ------------------

          Income from continuing operations                                       275,119              855,751

Discontinued operations
    Loss from operations, less applicable income tax
        benefit of $62,904                                                              -             (128,103)
    Gain from disposal of business segment, less applicable
        income tax of $184,173                                                          -              357,513
                                                                          ----------------   ------------------

          Net income                                                      $       275,119    $       1,085,161
                                                                          ================   ==================

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------------------------
                                                                      1999               1998
                                                                ----------------   ---------------
Basic earnings (loss) per common share:
    Income from continuing operations                           $          0.11    $         0.35
    Loss from discontinued operations                                         -             (0.05)
    Gain from disposal of business segment                                    -              0.15
                                                                ----------------   ---------------
    Net income                                                  $          0.11    $         0.45
                                                                ================   ===============

Diluted earnings (loss) per common share:
    Income from continuing operations                           $          0.11              0.35
    Loss from discontinued operations                                         -             (0.05)
    Gain from disposal of business segment                                    -              0.14
                                                                ----------------   ---------------
    Net income                                                  $          0.11    $         0.44
                                                                ================   ===============

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

---------------------------------------------------------------------------------------------------
                                                                          1999           1998
                                                                     ------------    --------------
Net income                                                           $    275,119    $   1,085,161
                                                                     ------------    --------------

Other comprehensive income (loss):
  Net unrealized holding gains (losses) on securities
    available for sale arising during period, net of taxes
    (benefits) of ($273,425) and $54,104, respectively                   (530,228)         104,488
  Reclassification adjustment for gains included in
    net income, net of taxes of $2,807                                     (5,450)               -
                                                                     ------------    -------------
Total other comprehensive income (loss)                                  (535,678)         104,488
                                                                     ------------    -------------

Comprehensive income (loss)                                          $   (260,559)   $   1,189,649
                                                                     ============    =============

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                        Retained      Other            Total
                                             Common Stock              Capital          Earnings    Comprehensive    Stockholders'
                                    ------------------------------
                                      Shares           Par Value       Surplus          (Deficit)   Income (Loss)      Equity
                                    -------------    -------------   --------------   -----------  --------------    -------------
Balance, December 31, 1997              2,313,645    $   1,094,338   $    9,959,244   $  (360,699) $       56,922    $  10,749,805
    Net income                                  -                -                -     1,085,161               -        1,085,161
    Vesting of restricted stock                 -                -           32,466             -               -           32,466
    Proceeds from exercise
        of stock warrants, net
        of expenses                       149,970                -        1,414,878             -               -        1,414,878
    Proceeds from exercise
        of stock options                   10,762                -           76,078             -               -           76,078
    Other comprehensive
        income                                  -                -                -             -         104,488          104,488
                                    -------------    -------------   --------------   -----------  --------------  ---------------
Balance, December 31, 1998              2,474,377        1,094,338       11,482,666       724,462         161,410       13,462,876
    Net income                                  -                -                -       275,119               -          275,119
    Dividends paid, $0.08 per share             -                -                -      (198,677)              -         (198,677)
    Vesting of restricted stock                 -                -           37,164             -               -           37,164
    Proceeds from exercise
        of stock options                   27,123                -          173,888             -               -          173,888
    Other comprehensive
        loss                                    -                -                -             -        (535,678)        (535,678)
                                    -------------    -------------   --------------  ------------  --------------  ---------------
Balance, December 31, 1999              2,501,500    $   1,094,338   $   11,693,718  $    800,904  $     (374,268) $    13,214,692
                                    =============    =============   ==============  ============  ==============  ===============

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

----------------------------------------------------------------------------------------------------------------------
                                                                                      1999                   1998
                                                                                 --------------         --------------
OPERATING ACTIVITIES
    Net income                                                                   $      275,119         $    1,085,161
    Deduct income from discontinued operations                                                -               (229,410)
                                                                                 --------------         --------------
    Income from continuing operations                                                   275,119                855,751
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
        Depreciation                                                                    292,102                283,415
        Provision for loan losses                                                     1,470,000                886,000
        Provision for deferred taxes                                                   (159,224)              (171,747)
        Net loss on disposal of premises and equipment                                   21,346                 57,170
        Net realized gain on securities transactions                                     (8,257)                     -
        Decrease in loans held for sale, net                                                  -                307,457
        Decrease (increase) in interest receivable                                       60,181                (87,861)
        Increase (decrease) in interest payable                                          16,728                 (2,330)
        Increase in taxes receivable                                                   (126,894)                     -
        Decrease (increase) in taxes payable                                           (445,442)               400,402
        Net change in other prepaids and accruals                                       (43,563)               258,735
                                                                                 --------------         --------------
              Net cash provided by continuing operations                              1,352,096              2,786,992
              Net cash provided by discontinued operations                                    -                 37,193
                                                                                 --------------         --------------
              Net cash provided by operating activities                               1,352,096              2,824,185
                                                                                 --------------         --------------

INVESTING ACTIVITIES
    Decrease (increase) in interest-bearing deposits in bank                            108,866               (100,080)
    Increase in Federal funds sold                                                   (4,395,000)              (220,000)
    Available for sale securities:
        Proceeds from sales and calls                                                11,015,465              5,340,549
        Proceeds from maturities and paydowns                                         3,281,826              2,406,673
        Proceeds from redemption of Federal Home
            Loan Bank stock                                                             186,100                      -
        Purchases                                                                   (11,488,695)           (13,291,776)
    Increase in loans, net                                                           (9,217,529)           (11,631,711)
    Purchase of premises and equipment                                                 (705,988)              (354,969)
    Proceeds from sales of premises and equipment                                           295                  3,950
    Proceeds from sales of assets from
        discontinued operations                                                               -              9,571,022
                                                                                 --------------         --------------

              Net cash used in investing activities                                 (11,214,660)            (8,276,342)
                                                                                 --------------         --------------

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

----------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                 1998
                                                                                      ----------------       ---------------
FINANCING ACTIVITIES
    Net increase in deposits                                                          $     11,470,985       $    10,481,164
    Net decrease in notes payable                                                                    -            (9,367,458)
    Net (decrease) increase in Federal Home Loan
        Bank borrowings                                                                       (611,671)            2,621,329
    Dividends paid                                                                            (198,677)                    -
    Vesting of restricted stock                                                                 37,164                32,466
    Proceeds from exercise of stock warrants                                                         -             1,414,878
    Proceeds from exercise of stock options                                                    173,888                76,078
                                                                                      ----------------       ---------------

              Net cash provided by financing activities                                     10,871,689             5,258,457
                                                                                      ----------------       ---------------

Net increase (decrease) in cash and due from banks                                           1,009,125              (193,700)

Cash and due from banks at beginning of year                                                 3,008,387             3,202,087
                                                                                      ----------------       ---------------

Cash and due from banks at end of year                                                $      4,017,512       $     3,008,387
                                                                                      ================       ===============

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                                      $      5,314,190       $     5,783,368

        Income taxes                                                                  $        887,882       $       222,885


NONCASH TRANSACTIONS
    Unrealized (gains) losses on securities
        available for sale                                                            $        811,910       $      (158,592)

    Principal balances of loans transferred to
        other real estate owned                                                       $      1,009,165       $       294,774

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

               Golden Isles Financial Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, The First Bank of Brunswick (the "Bank"). The Bank is a commercial bank located in Brunswick, Glynn County, Georgia with one branch located on St. Simons Island, Georgia. The Bank provides a full range of banking services in its primary market area of Glynn County and surrounding counties.

          Basis of Presentation

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

               The Company's consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

          Reclassification of Certain Items

               Certain items in the consolidated financial statements as of and for the year ended December 31, 1998 have been reclassified, with no effect on total assets, total capital or net income, to be consistent with the classifications adopted for the year ended December 31, 1999.

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

          Securities

               Securities are classified based on management's intention on the date of purchase. All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses reported in other comprehensive income (losses). Other investments consists of Federal Home Loan Bank stock, a restricted equity security. The stock can be redeemed at par value back to the Federal Home Loan Bank or another member bank. The stock is recorded at cost.

               Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

          Loans

               Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

               Fees on loans and costs incurred in origination of loans are recognized at the time the loan is placed on the books. Because these loan fees and costs are not significant and the majority of loans have maturities of one year or less, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Loans (Continued)

               The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Unless, in management's opinion, the borrower's impairment is only temporary, all interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received.

               The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

               A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the contractual loan rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

          Premises and Equipment

               Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Other Real Estate Owned

               Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses. The carrying amount of other real estate owned at December 31, 1999 and 1998 was $1,047,785 and $44,810, respectively.

          Income Taxes

               Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

               Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

               The Company files a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

          Earnings Per Common Share

               Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income minus the income effect of potential common shares that are dilutive by the sum of the weighted average number of shares of common stock outstanding and potential common shares.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income (Loss)

               Statement of Financial Accounting Standards ("SFAS") No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available for sale securities.

          Recent Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

               There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

               The gain on disposal of the assets of FCC and the operations of the discontinued business segment have been accounted for as discontinued operations. Revenues for the consumer finance segment for the year ended December 31, 1998 were approximately $1,531,500. There were no operations of the discontinued business segment for the year ended December 31, 1999.

NOTE 3.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                             Gross            Gross
                                                       Amortized          Unrealized        Unrealized            Fair
                                                          Cost               Gains            Losses              Value
                                                     --------------      ------------      ------------       --------------
               Securities Available for Sale
                 December 31, 1999:
                   U. S. Government and agency
                    securities                       $   16,645,505      $      2,963      $   (534,368)      $   16,114,100
                 Mortgage-backed securities               2,799,966                 -           (35,667)           2,764,299
                                                     --------------      ------------      ------------       --------------
                                                     $   19,445,471      $      2,963      $   (570,035)      $   18,878,399
                                                     ==============      ============      ============       ==============

                 December 31, 1998:
                   U. S. Government and agency
                    securities                       $   21,150,936      $    243,404      $       (659)      $   21,393,681
                   Mortgage-backed securities             1,094,874             2,640              (547)           1,096,967
                   Equity securities                        552,500                 -                 -              552,500
                                                     --------------      ------------      ------------       --------------
                                                     $   22,798,310      $    246,044      $     (1,206)      $   23,043,148
                                                     ==============      ============      ============       ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3.   SECURITIES (Continued)

          Securities with a carrying value of $3,034,765 and $2,662,765 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

          The amortized cost and fair value of debt securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                                   Amortized             Fair
                                                                                     Cost                Value
                                                                                --------------      --------------
               Due in one year or less                                          $            -      $            -
               Due from one year to five years                                       9,148,504           8,966,445
               Due from five to ten years                                            7,497,001           7,147,655
               Mortgage-backed securities                                            2,799,966           2,764,299
                                                                                --------------      --------------
                                                                                $   19,445,471      $   18,878,399
                                                                                ==============      ==============

          Gains and losses on sales of securities available for sale consist of the following:

                                                                                      Years Ended December 31,
                                                                                ----------------------------------
                                                                                     1999                1998
                                                                                --------------      --------------
               Gross gains on sales of securities                               $        8,257      $            -
               Gross losses on sales of securities                                           -                   -
                                                                                --------------      --------------
               Net realized gain on sales of securities available for sale      $        8,257      $            -
                                                                                ==============      ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                                  December 31,
                                                                      -------------------------------------
                                                                            1999                  1998
                                                                      ---------------       ---------------
               Commercial and financial                               $    15,197,054       $    19,250,668
               Real estate - construction                                   7,472,027             6,770,235
               Real estate - mortgage                                      70,302,250            58,502,031
               Consumer installment                                         5,166,018             6,150,213
               Other                                                          109,000               101,004
                                                                      ---------------       ---------------
                                                                           98,246,349            90,774,151
               Allowance for loan losses                                   (2,559,153)           (1,825,319)
                                                                      ---------------       ---------------
               Loans, net                                             $    95,687,196       $    88,948,832
                                                                      ===============       ===============

          Changes in the allowance for loan losses are as follows:

                                                                             Years Ended December 31,
                                                                      -------------------------------------
                                                                            1999                  1998
                                                                      ---------------       ---------------
               Balance, beginning of year                             $     1,825,319       $     1,512,953
                 Provision for loan losses                                  1,470,000               886,000
                 Loans charged off                                           (803,942)             (412,553)
                 Recoveries of loans previously charged off                    67,776               151,658
                 Discontinued operations                                            -              (312,739)
                                                                      ---------------       ---------------
               Balance, end of year                                   $     2,559,153       $     1,825,319
                                                                      ===============       ===============

          The Bank had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $1,808,864 and $1,309,642 at December 31, 1999 and 1998, respectively. These loans had related allowances for loan losses of approximately $661,000 and $550,400 at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans for 1999 and 1998 was approximately $1,507,000 and $1,085,500, respectively. There was no significant amount of interest income recognized on impaired loans in 1999 or 1998.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

          The Bank has granted loans to certain related parties, including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31, 1999 and 1998 are as follows:


                                                      1999            1998
                                                 -------------    ------------

                 Balance, beginning of year      $   1,736,075    $  2,265,229
                   Advances                            665,881       1,512,967
                   Repayments                         (187,612)     (2,042,121)
                                                 -------------    ------------
                 Balance, end of year            $   2,214,344    $  1,736,075
                                                 =============    ============


NOTE 5.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                      December 31,
                                                               -----------------------------
                                                                   1999             1998
                                                               -------------     -----------
                 Land                                          $     514,235     $   514,235
                 Buildings and improvements                        2,077,578       2,077,578
                 Furniture and equipment                           1,404,614       1,481,297
                 Construction in progress (estimated cost
                   to complete $1,500,000)                           661,409               -
                                                               -------------     -----------
                                                                   4,657,836       4,073,110
                 Accumulated depreciation                          1,249,599       1,057,118
                                                               -------------     -----------
                                                                $  3,408,237     $ 3,015,992
                                                               =============     ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 6.   DEPOSITS

          At December 31, 1999, scheduled maturities of time deposits are as follows:

              For the year ended December 31,
              -------------------------------

                   2000                                         $ 60,692,338
                   2001                                            9,949,201
                   2002                                              826,457
                   2003                                              441,321
                   2004                                              104,724
                   Due after five years                              369,084
                                                                ------------
                                                                $ 72,383,125
                                                                ============

          Brokered deposits of $3,800,995 and $3,891,140 are included in time deposits at December 31, 1999 and 1998, respectively.


NOTE 7.   FEDERAL HOME LOAN BANK BORROWINGS

          During 1999 and 1998, the Bank obtained funding for mortgage loans from the Federal Home Loan Bank of Atlanta ("FHLB"). At December 31, 1999 and 1998, the advances had a weighted average interest rate of 5.81% and 5.87%, respectively. The Bank's advances from the FHLB are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Bank's stock in the FHLB. A summary of the Bank's borrowings from the FHLB for the years ended December 31, 1999 and 1998 follows:

                                                      1999         1998
                                                  -----------   ------------

              Balance, beginning of year          $ 6,500,500   $  3,879,171
                Advances                            1,000,000      3,500,000
                Repayments                         (1,611,671)      (878,671)
                                                  -----------   ------------
              Balance, end of year                $ 5,888,829   $  6,500,500
                                                  ===========   ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 7.   FEDERAL HOME LOAN BANK BORROWINGS (Continued)

          At December 31, 1999, scheduled maturities of FHLB borrowings are as follows:


            For the year ending December 31,
            -------------------------------
                  2000                                    $   603,671
                  2001                                        487,671
                  2002                                        145,687
                  2003                                         86,700
                  2004                                      2,021,700
                  Due after five years                      2,543,400
                                                          -----------
                                                          $ 5,888,829
                                                          ===========

NOTE 8.   EMPLOYEE BENEFIT PLAN

          The Company provides a 401(k) plan for qualified employees to defer up to 10% of their salary with matching contributions from the Company made at the discretion of the Board of Directors. Contributions and administrative expenses charged to expense during 1999 and 1998 amounted to $31,560 and $35,614, respectively.


NOTE 9.   INCOME TAXES

          The provision for income taxes from continuing operations consists of the following:

                                          Years Ended December 31,
                                        -----------------------------
                                            1999               1998
                                        -----------       -----------
            Current                     $   315,546       $   623,287
            Deferred                       (159,224)         (171,747)
                                        -----------       -----------
                                        $   156,322       $   451,540
                                        ===========       ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


NOTE 9.   INCOME TAXES (Continued)

          The total provision for income taxes for the years ended December 31, 1999 and 1998 was $156,322 and $572,809, respectively. Those amounts have been allocated to the following financial statement items:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                      1999            1998
                                                   ----------     ------------
           Income from continuing operations       $  156,322     $    451,540
           Loss from discontinued operations                -          (62,904)
           Gain on disposal of business segment             -          184,173
                                                   ----------     ------------
                                                   $  156,322     $    572,809
                                                   ==========     ============

          The Company's provision for income tax differs from the amounts computed by applying the Federal income tax statutory rates to income from continuing operations before income tax. A reconciliation of the differences is as follows:

                                                                           Years Ended December 31,
                                                        -------------------------------------------------------------
                                                                    1999                              1998
                                                        ----------------------------       --------------------------
                                                           Amount           Percent           Amount          Percent
                                                        -------------    -----------       -------------    ---------
          Income tax at statutory rate                  $     146,690             34%      $     444,479           34%
          Miscellaneous permanent differences, net              9,632              2               7,061            1
                                                        -------------    -----------       -------------    ---------
          Provision for income taxes                    $     156,322             36%      $     451,540           35%
                                                        =============    ===========       =============    =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9.   INCOME TAXES (Continued)

          The components of deferred income taxes are as follows:

                                                                       December 31,
                                                         --------------------------------------
                                                                1999                 1998
                                                         -----------------    -----------------
            Deferred tax assets:
              Allowance for loan losses                  $         738,733    $         546,160
              Restricted stock                                           -               30,424
              Non accrual loan interest receivable                  38,635               42,257
              Securities available for sale                        192,804                    -
                                                         -----------------    -----------------
                                                                   970,172              618,841
                                                         -----------------    -----------------

            Deferred tax liabilities:
              Premises and equipment                                87,523               88,220
              Securities available for sale                              -               83,428
                                                         -----------------    -----------------
                                                                    87,523              171,648
                                                         -----------------    -----------------

            Net deferred tax assets                      $         882,649    $         447,193
                                                         =================    =================

NOTE 10.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share.

                                                              Year Ended December 31, 1999
                                                ------------------------------------------------------
                                                      Income               Shares           Per Share
                                                   (Numerator)         (Denominator)         Amount
                                                ----------------    ------------------   -------------
            Basic earnings per share
            Net income                              $    275,119             2,488,236      $     0.11
                                                                                            ==========

            Effect of Dilutive Securities
            Stock options                                      -                24,648
                                                    ------------           -----------

            Dilutive earnings per share
            Net income                              $    275,119             2,512,884      $     0.11
                                                    ============           ===========      ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 10.  EARNINGS PER COMMON SHARE (Continued)

                                                         Year Ended December 31, 1998
                                            ------------------------------------------------------
                                                Income               Shares            Per Share
                                              (Numerator)         (Denominator)          Amount
                                            ----------------    ------------------   -------------
           Basic earnings per share
            Net income                         $   1,085,161             2,404,176    $       0.45
                                                                                      ============

          Effect of Dilutive Securities
            Stock options                                  -                39,127
                                               -------------        --------------

          Dilutive earnings per share
            Net income                         $   1,085,161             2,443,303    $       0.44
                                               =============        ==============    ============

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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Bank's commitments is as follows:

                                                                         December 31,
                                                           ---------------------------------------
                                                                    1999                  1998
                                                           -----------------     -----------------
            Commitments to extend credit                     $    12,304,272       $    10,247,887
            Standby letters of credit                                705,405               824,975
                                                           -----------------     -----------------
                                                             $    13,009,677       $    11,072,862
                                                           =================     =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

          Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

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

          Approximately seventy-nine percent (79%) of the Company's loan portfolio is concentrated in real estate loans, of which 10% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 4.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12.  CONCENTRATIONS OF CREDIT (Continued)

          The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,975,000.

NOTE 13.  RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS

          Restricted Stock

            In August 1994, the Company granted 9,260 shares of restricted stock to four key employees. Of the above shares, 8,100 were forfeited in 1997, and the remaining 1,160 shares vested in August 1999. In July 1995, the Company granted 62,570 shares of restricted stock to eight directors. In 1997, 22,558 of these shares were forfeited. In December 1998, the Company granted 4,000 shares of restricted stock to two directors. All of the remaining 44,012 shares will be fully vested by the end of the seventh year from the date of the grant. The cost of the restricted stock is being amortized on the straight-line method over the applicable vesting periods. The amortization expense on restricted stock was $37,164 and $32,466 for the years ended December 31, 1999 and 1998, respectively, and the same amounts were credited to capital surplus.

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

NOTE 13.  RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

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

               A summary of the status of the three plans at December 31, 1999 and 1998, and changes during the years ended on those dates, is as follows:

                                                                   1999                                   1998
                                                       --------------------------             ----------------------------
                                                                        Weighted-                                Weighted-
                                                                         Average                                  Average
                                                                        Exercise                                 Exercise
                                                        Number            Price                Number              Price
                                                       --------         ---------             --------           ---------
                Under option, beginning of the year     149,805         $    6.89              114,077           $    5.91
                  Granted                                79,258              8.43               52,490                9.00
                  Exercised                             (27,123)             6.41              (10,762)               7.79
                  Forfeited                             (13,165)             6.65               (6,000)                6.5
                                                       --------                               --------
                Under option, end of year               188,775              7.63              149,805                6.89
                                                       ========                               ========

                Exercisable at end of year              148,275                                140,805
                                                       ========                               ========

                Weighted-average fair value per
                  option of options granted
                  during year                          $   3.60                               $   4.09
                                                       ========                               ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13.  RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

          Additional information about options outstanding at December 31, 1999 is as follows:

                                          Options Outstanding                               Options Exercisable
                 -------------------------------------------------------------------      -----------------------
                                                      Weighted-            Weighted-                    Weighted-
                    Range of                           Average              Average                      Average
                    Exercise           Number        Contractual           Exercise         Number      Exercise
                     Prices          Outstanding    Life in Years            Price        Outstanding     Price
                 ---------------     -----------    -------------          ---------      -----------   ---------
                  $4.00 - $4.99          24,254               1.5          $    4.04          24,254    $    4.04
                  $6.00 - $6.99          63,049               7.6               6.55          40,049         6.38
                  $7.00 - $7.99          10,000               8.0               7.30          10,000         7.30
                  $8.00 - $8.99           4,966               9.8               8.36           4,966         8.36
                  $9.00 - $9.99          86,506               8.8               9.41          69,006         9.45
                                     -----------                                          -----------
                                        188,775               7.4               7.63         148,275         7.56
                                     ===========                                          ===========

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

                                                                               December 31,
                                                 -----------------------------------------------------------------------
                                                               1999                                    1998
                                                 ---------------------------------      --------------------------------
                                                                        Basic                                  Basic
                                                       Net            Net Income            Net              Net Income
                                                     Income            Per Share           Income            Per Share
                                                 --------------      -------------      -------------      -------------
                As reported                      $      275,119      $        0.11      $   1,085,161      $        0.45
                Stock based compensation,
                  net of related tax effect            (111,392)             (0.04)          (127,997)             (0.05)
                                                 --------------      -------------      -------------      -------------
                As adjusted                      $      163,727      $        0.07      $     957,164      $        0.40
                                                 ==============      =============      =============      =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13.  RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

                                                                              December 31,
                                                  ----------------------------------------------------------------------
                                                                  1999                                  1998
                                                  --------------------------------      --------------------------------
                                                                       Diluted                                Diluted
                                                       Net            Net Income             Net             Net Income
                                                      Income          Per Share            Income            Per Share
                                                  -------------      -------------      -------------      -------------
                As reported                       $     275,119      $        0.11      $   1,085,161      $        0.44
                Stock based compensation,
                  net of related tax effect            (111,392)             (0.04)          (127,997)             (0.05)
                                                  -------------      -------------      -------------      -------------
                As adjusted                       $     163,727      $        0.07      $     957,164      $        0.39
                                                  =============      =============      =============      =============

          The fair value of the options granted in 1999 was based upon the discounted value of future cash flows of the options using the following assumptions:

                Risk-free interest rate                     6.28%
                Expected life of the options             10 years
                Expected dividend yield                     0.91%
                Expected volatility                        19.50%

          Warrants to Purchase Common Stock

               In 1994, the Company initiated a public secondary stock offering to sell 1,538,462 units at a price of $6.50 per unit. Each unit consisted of one share of common stock and one Class A Warrant to purchase common stock. Each of the Class A Warrants expired in three years and entitled the holder to purchase an additional share of common stock at a price of $7.25 in year one, $8.25 in year two and $9.50 in year three. The public offering was closed in 1995 following the sale of 897,230 units. After deducting related stock offering and issue expense, net proceeds of $5,456,457 were credited to paid-in capital. During 1998, warrants to purchase 149,970 shares of common stock were exercised at a price of $9.50 per share. All proceeds were credited to paid-in capital, net of related expenses. On May 31, 1998, the remaining warrants outstanding expired.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $213,000 of the Bank's retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which it is subject.

          As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14.  REGULATORY MATTERS (Continued)

          The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                        To Be Well
                                                                              For Capital            Capitalized Under
                                                                               Adequacy              Prompt Corrective
                                                       Actual                  Purposes              Action Provisions
                                              -----------------------   ----------------------   ------------------------
                                                  Amount        Ratio       Amount       Ratio      Amount          Ratio
                                              --------------    -----   -------------    -----   --------------     -----
     As of December 31, 1999
      Total Capital to Risk Weighted Assets
        Consolidated                          $   14,767,500    15.9%   $   7,432,000    8.0%             - - - N/A - - -
        Bank                                  $   11,401,300    12.3%   $   7,416,600    8.0%    $    9,270,800      10.0%
      Tier I Capital to Risk Weighted Assets
        Consolidated                          $   13,589,000    14.6%   $   3,716,000    4.0%             - - - N/A - - -
        Bank                                  $   10,225,200    11.0%   $   3,708,300    4.0%    $    5,562,500       6.0%
      Tier I Capital to Average Assets
        Consolidated                          $   13,589,000    10.8%   $   5,020,200    4.0%             - - - N/A - - -
        Bank                                  $   10,225,200     8.2%   $   5,016,300    4.0%    $    6,270,400       5.0%

     As of December 31, 1998
      Total Capital to Risk Weighted Assets
        Consolidated                          $   14,363,600    17.1%   $   6,717,300    8.0%             - - - N/A - - -
        Bank                                  $   10,857,300    12.9%   $   6,709,700    8.0%    $    8,387,100      10.0%
      Tier I Capital to Risk Weighted Assets
        Consolidated                          $   13,304,500    15.9%   $   3,358,600    4.0%             - - - N/A - - -
        Bank                                  $    9,799,400    11.7%   $   3,354,800    4.0%    $    5,032,300       6.0%
      Tier I Capital to Average Assets
        Consolidated                          $   13,304,500    11.0%   $   4,842,100    4.0%             - - - N/A - - -
        Bank                                  $    9,799,400     8.6%   $   4,580,800    4.0%    $    5,726,000       5.0%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

          Cash and Due From Banks, Interest-Bearing Deposits in Banks, and Federal Funds Sold

               The carrying amounts of cash and due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair value.

          Securities

               Fair values for securities available for sale are based on available quoted market prices. The carrying values of other investments with no readily determinable fair value approximate fair values.

          Loans

               For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Deposits

               The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

          Federal Home Loan Bank Borrowings

               The fair values of the Company's borrowings from the FHLB are estimated using discounted cash flow models, using current market interest rates offered on similar types of borrowing arrangements.

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

          The estimated fair values and related carrying values of the Company's financial instruments were as follows:

                                                    December 31, 1999                      December 31, 1998
                                          -----------------------------------     ----------------------------------
                                             Carrying              Fair               Carrying            Fair
                                              Amount              Value                Amount            Value
                                          --------------     ----------------     ---------------    ---------------
       Financial assets:
         Cash and due from banks,
          interest-bearing deposits in
          banks, and Federal funds sold   $   10,976,400     $     10,976,400     $     5,681,141    $     5,681,141
         Securities                           19,244,799           19,244,799          23,043,148         23,043,148
         Loans                                95,687,196           94,784,000          88,948,832         89,357,000

       Financial liabilities:
         Deposits                            112,742,906          111,556,000         101,271,921        101,831,000
         FHLB borrowings                       5,888,829            5,572,000           6,500,500          6,581,000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows for Golden Isles Financial Holdings, Inc. as of and for the years ended December 31, 1999 and 1998:

                           CONDENSED BALANCE SHEETS

                                                                                1999                  1998
                                                                          ---------------       ---------------
                                      Assets
                                      ------
               Cash                                                       $     3,269,789       $     3,724,804
               Investment in subsidiary                                         9,850,933             9,960,771
               Premises and equipment, net                                          3,922                15,390
               Other assets                                                       104,202                67,512
                                                                          ---------------       ---------------

                  Total assets                                            $    13,228,846       $    13,768,477
                                                                          ===============       ===============

                       Liabilities and Stockholders' Equity
                       ------------------------------------
               Liabilities, other                                         $        14,154       $       305,601
                                                                          ---------------       ---------------

               Stockholders' equity                                            13,214,692            13,462,876
                                                                          ---------------       ---------------

                  Total liabilities and stockholders' equity              $    13,228,846       $    13,768,477
                                                                          ===============       ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                        CONDENSED STATEMENTS OF INCOME

                                                                               1999                  1998
                                                                         ---------------       ---------------
               Income
                 Interest                                                $        66,866       $       129,839
                 Other                                                            20,645                   681
                                                                         ---------------       ---------------
                   Total income                                                   87,511               130,520
                                                                         ---------------       ---------------

               Expense
                 Interest                                                              -               139,614
                 General and administrative                                      311,597               317,803
                                                                         ---------------       ---------------
                   Total expense                                                 311,597               457,417
                                                                         ---------------       ---------------

                   Loss before income tax benefits and
                    equity in undistributed income of subsidiaries              (224,086)             (326,897)
               Income tax benefits                                               (73,365)             (105,322)
                                                                         ---------------       ---------------

                   Loss before equity in undistributed income
                    of subsidiaries                                             (150,721)             (221,575)

               Equity in undistributed income of subsidiaries                    425,840             1,306,736
                                                                         ---------------       ---------------

                   Net income                                            $       275,119       $     1,085,161
                                                                         ===============       ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                              1999                  1998
                                                                        ---------------       ---------------
           OPERATING ACTIVITIES
             Net income                                                 $       275,119       $     1,085,161
             Adjustments to reconcile net income to net
                cash used in operating activities:
                Depreciation                                                      6,752                11,886
                Undistributed income of subsidiaries                           (425,840)           (1,306,736)
                Net loss on disposal of premises and equipment                    4,716                24,327
                Change in other prepaids, receivables, deferrals and
                  accruals, net                                                (328,137)              (68,488)
                                                                        ---------------       ---------------

                 Net cash used in operating activities                         (467,390)             (253,850)
                                                                        ---------------       ---------------

           INVESTING ACTIVITIES
             Net decrease in due from subsidiaries                                    -             1,550,000
             Capital contributions to subsidiary bank                                 -              (500,000)
             Return of capital of liquidated subsidiaries                             -             3,330,780
             Purchase of premises and equipment                                       -                  (447)
                                                                        ---------------       ---------------
                 Net cash provided by investing activities                            -             4,380,333
                                                                        ---------------       ---------------

           FINANCING ACTIVITIES
             Net decrease in notes payable                                            -            (2,500,000)
             Dividends paid                                                    (198,677)                    -
             Vesting of restricted stock                                         37,164                32,466
             Proceeds from exercise of stock warrants                                 -             1,414,878
             Proceeds from exercise of stock options                            173,888                76,078
                                                                        ---------------       ---------------

                 Net cash provided by (used in) financing activities             12,375              (976,578)
                                                                        ---------------       ---------------

           Net increase (decrease) in cash                                     (455,015)            3,149,905

           Cash at beginning of year                                          3,724,804               574,899
                                                                        ---------------       ---------------

           Cash at end of year                                          $     3,269,789       $     3,724,804
                                                                        ===============       ===============

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

For the four-year period ended December 31, 1999, there has been no disagreement between GIFH and its accountants, Mauldin & Jenkins, on any matter of accounting principal, practice or financial statement disclosure. Mauldin & Jenkins served as GIFH's accountants since 1996.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and executive officers of GIFH are as follows:

                                                                        Director
     Name (Age)                      Position With Company               Since
     ----------                      ---------------------              --------
L. McRee Harden (44)           Director                                   1988
Michael D. Hodges (46)         Director, President and CEO of Bank;       1991
Russell C. Jacobs, Jr. (64)    Director                                   1988
James M. Fiveash (69)          Director                                   1997
Claude Kermit Keenum (64)      Director                                   1988
Charles Ray Acosta (59)        Director                                   1997
Jimmy D. Veal (51)             Vice Chairman and Secretary/Treasurer      1987
J. Thomas Whelchel (65)        Chairman and CEO                           1988
Charles K. Werk (49)           Director                                   1999

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

Charles K. Werk. Mr. Werk is the CEO of Coastal Sleeve Label, Inc., located in Brunswick, Georgia. Additionally, Mr. Werk is the owner of Trans Link Motor Express, Inc., a transportation and distribution company located in Albany, Georgia, and has owned and operated various operating companies in the printing, warehousing and food manufacturing industries. Prior to his experience with operating companies, Mr. Werk spent fifteen years in the Investment Banking and Commercial Banking Industry with various institutions including SunTrust Bank, Manufacturers Hanover, Melon Bank, and First Chicago.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1999 and Form 5 and amendments thereto furnished to the Company during 1999, no person who, at any time during 1999, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1999 fiscal year or previously, except Director Whelchel was late in filing on Form 5.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table is a summary of compensation paid during the past three years to the individual serving as the Company's CEO during 1999 and any other executive officer who during 1999 earned in excess of $100,000 in annual salary and bonus.

                           SUMMARY COMPENSATION TABLE

                                                                                    SECURITIES
                                                 OTHER ANNUAL  RESTRICTED/1/2/3/    UNDERLYING       LTIP     ALL OTHER
NAME AND POSITION     YEAR   SALARY     BONUS    COMPENSATION    STOCK AWARDS     OPTIONS/SARS(#)  PAYOUTS   COMPENSATION
-------------------------------------------------------------------------------------------------------------------------
J. THOMAS WHELCHEL    1999                    --           --                 --            7,825/4/      --   6,000/7/
CEO
                      1998        --          --           --                 --           14,006/4/      --   1,500/7/

                      1997    91,872/5/       --           --                 --               --         --      --

MICHAEL D. HODGES     1999   130,000          --           --                 --            1,668/4/      --    3,300/6/
PRESIDENT
FIRST BANK OF         1998   130,000          --           --                 --           10,368/4/      --    2,995/6/
BRUNSWICK
                      1997   120,919          --           --                 --               --         --      --
-------------------------------------------------------------------------------------------------------------------------

     /1/ In the event that the Company declares a dividend on its outstanding shares of Common Stock, then such dividend will be equally applicable to the restricted stock reported in this column.

     /2/ The aggregate number of shares of restricted stock held by J. Thomas Whelchel as of December 31, 1999, is 10,325 shares and the value of such shares is $39,825 based on the terms of the following vesting schedule. Under the terms of the award of these restricted shares to Mr. Whelchel in 1995 ("1995 Restricted Stock") one-seventh of such shares (1,475) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Whelchel becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

     /3/ The aggregate number of shares of restricted stock held by Michael D. Hodges as of December 31, 1999, is 2,390 shares and the value of such shares is $11,462, based on the following schedule. Of the shares of restricted stock, 775 were awarded to Mr. Hodges in 1994 ("1994 Restricted Stock"), all of which vest upon the earlier of (i) five years from August 17, 1994, the date the shares were granted to Mr. Hodges or (ii) a change in control in the ownership of the Company through the acquisition of more than 50% of the Company's outstanding stock by a third party. Mr. Hodges will forfeit the 1994 Restricted Stock if he is not employed by either the Company or one of its subsidiaries on August 16, 1999, unless Mr. Hodges' employment is termination because of the sale of the Company or a subsidiary through which Mr. Hodges is employed and Mr. Hodges is not offered other employment within the Company of one of its subsidiaries. Under the terms of the award of 1,615 shares of restricted stock awarded to Mr. Hodges in 1995 ("1995 Restricted Stock"), one-seventh of such shares (230 shares) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Hodges becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

     /4/ These options are incentive stock options which have been granted pursuant to that certain Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan adopted by the Company on July 25, 1995 (the "1995 Plan"). The 1995 Plan provides for the granting of certain options that are intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, as well as certain nonstatutory stock options that are not intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. These options may be exercised at any time before the earlier of (i) within ten (10) years from the date of the grant of the option or (ii) the date upon which the optionee ceases to be an employee of the Company; provided, however, that if the Optionee's employment with the Company is terminated for any reason other than (a) optionee's death or disability, (b) optionee's voluntary termination of his employment with the Company's consent, or (c) termination of optionee's employment by the Company for cause, then, in such event, optionee may exercise these incentive stock options for up to three months after termination of his employment (but in no even later than ten (10) years from the date of the grant of the option).

     /5/ Mr. Whelchel served as acting CEO of the Company without a written agreement, and the compensation committee of the Board agreed to compensate Mr. Whelchel for his time spent as CEO of the Company. The amount stated as his salary for 1997 is the amount settled upon by the compensation committee.

     /6/ These amounts represent the Company's contribution to the Company 401(k) plan for Mr. Hodges in 1998 and 1999.

     /7/ These amounts represent Director's fees paid to Mr. Wheldel in 1998 and 1999.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

Name                  Shares acquired on   Value Realized    Number of securities underlying       Value of Unexercised
                      exercise (#)         (#)               Unexercised Options/SARS at FY-End    in-the-money options
                                                             (Exercisable/Unexercisable)           SARs at FY-End
                                                                                                   (Exercisable/Unexercisable)
J. Thomas Whelchel                    --               --                          23,221/0/2/                 $     0/0/1/

Michael D. Hodges                     --               --                          42,160/0/3/                 $38,904/0/1/

     No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 1999.

     The Company does not have any Long Term Incentive Plans in effect.

     /1/ Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock at March 3, 2000 ($6.00) and the exercise prices of the options.

     /2/ On January 18, 1996, options on 1,390 at $6.00 per share were awarded to Mr. Whelchel as compensation with respect to his services as a director. In 1998 he was granted options on 3,836 shares at $9.36 per share, 2,500 shares at $9.54 per share, 2,500 shares at $9.71 per share, 2,500 shares at $9.17 per share and 2,670 shares at $9.64 per share. The 7,825 options granted in 1999 are listed in the table on the following page.

     /3/ Michael D. Hodges has the right to acquire 42,160 shares of the Company's common stock pursuant to stock options issued by the Company to Mr. Hodges. Of the 42,160 stock options, 18,750 are exercisable at the price of $4.00 per share, 1,003 are exercisable at the price of $4.60 per share, 1,408 are exercisable at the price of $6.25 per share, 6,921 are exercisable at the purchase price of $6.50 per share, 2,042 are exercisable at the price of $6.00 per share, 5,000 shares are exercisable at $7.60 per share, 3,165 shares are exercisable at $9.36 per share and 2,203 shares are exercisable at $9.64 per share. The 1,668 options granted in 1999 are listed in the table on the following page.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

-----------------------------   --------------------------------------    ---------------------------------------
                                           Number of Securities                  Percent of Total Options/SARs
       Name                      Underlying Options/SARs Granted (#)        Granted to Employees in Fiscal Year
=============================   ======================================    =======================================
CEO - J. Thomas Whelchel                           2,500
-----------------------------   --------------------------------------    ---------------------------------------
                                                     385
-----------------------------   --------------------------------------    ----------------------------------------
                                                     569
-----------------------------   --------------------------------------    ----------------------------------------
                                                   3,000
-----------------------------   --------------------------------------    ----------------------------------------
                                                     658
-----------------------------   --------------------------------------    ----------------------------------------
                                                     713
                                                   -----
-----------------------------   --------------------------------------    ----------------------------------------
                                  Total            7,825                                    9.9%
-----------------------------   --------------------------------------    ----------------------------------------

-----------------------------   --------------------------------------    ----------------------------------------
Michael D. Hodges                                    265
-----------------------------   --------------------------------------    ----------------------------------------
                                                     406
-----------------------------   --------------------------------------    ----------------------------------------
                                                     449
-----------------------------   --------------------------------------    ----------------------------------------
                                                     548
                                                   -----
-----------------------------   --------------------------------------    ----------------------------------------
                                  Total            1,668                                    2.1%
-----------------------------   --------------------------------------    ----------------------------------------

-----------------------------   --------------------------------------    ---------------------------------------

           Name                    Exercise or Base Price ($/share)                Expiration Date
=============================   ======================================   ========================================
CEO - J. Thomas Whelchel                      $9.49                                  1/27/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $9.40                                  4/01/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $9.23                                  6/30/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $9.16                                  7/21/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $8.36                                  9/30/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $6.84                                 12/15/09

-----------------------------   --------------------------------------    ---------------------------------------

-----------------------------   --------------------------------------    ---------------------------------------

-----------------------------   --------------------------------------    ---------------------------------------
Michael D. Hodges                             $9.40                                  4/01/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $9.23                                  6/30/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $8.36                                  9/30/09
-----------------------------   --------------------------------------    ---------------------------------------
                                              $6.84                                 12/15/09

-----------------------------   --------------------------------------    ---------------------------------------

-----------------------------   --------------------------------------    ---------------------------------------

EMPLOYMENT AGREEMENTS

On February 20, 1997, the Bank and Michael D. Hodges entered into an employment agreement ("Hodges Agreement") summarizing the terms of Mr. Hodges' employment with the Bank. Pursuant to the Hodges Agreement, Mr. Hodges is to serve as President and Chief Executive Officer of the Bank. Mr. Hodges' base salary was set at $125,000 per year, subject to possible increases. The Hodges Agreement provides that Mr. Hodges is entitled to bonuses and other benefits including an automobile. The Bank may terminate Mr. Hodges' employment with the Bank with or without cause. However, if Mr. Hodges is dismissed from his employment for reasons other than for cause, the Bank shall for a period of one year following his termination continue to pay him his then current base salary. The initial term of the Hodges Agreement was through February 20, 1999, and thereafter, is annually renewed for successive one-year periods unless either party gives 90-days notice of non-renewal.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth share ownership information as of December 31, 1999 with respect to any person known to GIFH to be a beneficial owner of more than 5% of GIFH's Common Stock. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned. Percentage ownership is calculated based on outstanding shares.

Security Ownership of Certain Beneficial Owners*

     Name and Address                   Number of           Percent of
     of Beneficial Owner                  Shares               Class

1.   Michael J. Kistler                  132,420              5.29%
     4 Sorghum Lane
     Savannah, Georgia 31411

2.   Charles Werk
     203 Medinah
     St. Simons Island, Georgia 31522    154,636              6.18%

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

The following table sets forth share ownership information as of December 31, 1999, with respect to (i) each director and named executive officer of GIFH who beneficially owns Common Stock, including Common Stock owned in the form of Units, and (ii) all directors and named executive officers of GIFH as a group. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. Percentage ownership is calculated based on outstanding shares.

Security Ownership of Management*

                                                                      Percent
Name and Address                                                      -------
of Beneficial Owner                            Number of Shares       of Class
-------------------                            ----------------       --------

L. McRee Harden (1)                                 23,495             .94%
P.O. Box 2369
Darien, GA 31305

Michael D. Hodges (2)                               90,838            3.63%
207 Dunbarton Drive
St. Simons Island, GA 31522

Russell C. Jacobs, Jr. (3)                          24,769             .99%
308 Oak Grove Island Drive
Brunswick, GA 31525

C. Kermit Keenum (4)                                23,687             .95%
100 Old Mountain Road
Powder Springs, GA 30073

Jimmy D. Veal (5)                                   92,458            3.70%
290 Osprey
Brunswick, GA 31525

J. Thomas Whelchel (6)                              56,099            2.24%
22 Boundary Lane
St. Simons Island, GA 31522

Charles R. Acosta (7)                               36,173            1.45%
226 Medinah
St. Simons Island, GA 31522

James M. Fiveash (8)                                14,167             .57%
605 King Cotton Row
Brunswick, GA 31525

Charles K. Werk (9)                                154,636            6.18%
203 Medinah
St. Simons Island, GA 31522

All Directors and Executive                        516,322           20.64%
Officers as a Group (9 persons)

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

(1) Includes 1,250 shares owned by his wife for which he disclaims beneficial ownership. Also includes the right to acquire 9,745 shares pursuant to vested options.
(2)  Includes the right to acquire 42,160 shares pursuant to vested options.
(3)  Includes the right to acquire 9,269 shares pursuant to vested options.
(4)  Includes the right to acquire 8,187 shares pursuant to vested options.
(5) Includes the right to acquire 12,518 shares pursuant to vested options and 18,875 shares owned by his two adult sons for which he disclaims beneficial ownership.
(6) Includes 25 shares owned by Mr Whelchel's daughter and 1,500 shares owned by his wife for which he disclaims beneficial ownership, and 23,221 shares pursuant to vested options.
(7)  Includes the right to acquire 5,547 shares pursuant to vested options.
(8) Includes 6,000 shares owned individually by Mr. Fiveash and 1,250 shares deemed beneficially owned by him in custodian accounts for a minor child. Also includes the right to acquire 6,917 shares pursuant to vested options.
(9) Includes 1,000 shares owned by his wife for which he disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions.

During 1999, the Bank loaned funds to certain of GIFH's executive officers and directors or to businesses in which such persons had an interest. All such loans were: (a) in the ordinary course of business, (b) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

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

10(m) Loan Agreement dated March 29, 1997, between American Banking Company and Golden Isles Financial Holdings, Inc. (filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 31, 1997, and incorporated herein by reference).

10(n) Employment Agreement between the Bank and Michael D. Hodges dated February 20, 1997 (filed as Exhibit 10(n) to Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 31, 1997, and incorporated herein by reference).

10(o) Letter Agreement between Golden Isles Financial Holdings, Inc. and James T. Layman dated December 26, 1996 (Filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 30, 1999, and incorporated herein by reference).

10(p) Asset Purchase Agreement by and among GIFH, FCC and New South Financial Services, Inc., dated August 11, 1998 (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 27, 1998, and incorporated herein by reference).

21 Subsidiaries of GIFH (filed as Exhibit 21 to Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 31, 1997, and incorporated herein by reference).

24        Power of Attorney (part of signature page).

27        Financial Data Schedule.

99(a) Amendment No. 2 to Registrant's Registration Statement on Form SB-2 (File No. 33-77822), filed with the Commission on April 29, 1995, is incorporated herein by reference.

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

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed on behalf of Registrant by the undersigned, thereunto duly authorized, in the City of St. Simons Island, State of Georgia, on March 24, 2000.

                              GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                              By:    /s/ J. Thomas Whelchel
                                 --------------------------------------------
                                 J. THOMAS WHELCHEL, Chairman of the Board of
                                 Directors and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 2000.

  /s/ J. Thomas Whelchel            Chairman of the Board of Directors,
----------------------------        Chief Executive Officer (principal executive
J. Thomas Whelchel                  officer)


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

  /s/ Claude Kermit Keenum          Director
----------------------------
Claude Kermit Keenum

  /s/ Charles Ray Acosta            Director
----------------------------
Charles Ray Acosta

  /s/ Jimmy D. Veal                 Vice Chairman of the Board of
----------------------------        Directors; Secretary and Treasurer
Jimmy D. Veal

  /s/ Charles K. Werk               Director
----------------------------
Charles K. Werk

INDEX TO EXHIBITS

Exhibit                                                 Sequential
Number                   Description                   Page Number

27                       Financial Data Schedule