Form 10KSB/A
period 1999-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2000-04-05
CIK 828749

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

Security Ownership of Management*

                                                                      Percent
Name and Address                                                      -------
of Beneficial Owner                            Number of Shares       of Class
-------------------                            ----------------       --------

L. McRee Harden (1)                                 23,495             .94%
P.O. Box 2369
Darien, GA 31305

Michael D. Hodges (2)                               90,838            3.63%
207 Dunbarton Drive
St. Simons Island, GA 31522

Russell C. Jacobs, Jr. (3)                          24,769             .99%
308 Oak Grove Island Drive
Brunswick, GA 31525

C. Kermit Keenum (4)                                23,687             .95%
100 Old Mountain Road
Powder Springs, GA 30073

Jimmy D. Veal (5)                                   92,458            3.70%
290 Osprey
Brunswick, GA 31525

J. Thomas Whelchel (6)                              56,999            2.28%
22 Boundary Lane
St. Simons Island, GA 31522

Charles R. Acosta (7)                               36,173            1.45%
226 Medinah
St. Simons Island, GA 31522

James M. Fiveash (8)                                14,167             .57%
605 King Cotton Row
Brunswick, GA 31525

Charles K. Werk (9)                                154,636            6.18%
203 Medinah
St. Simons Island, GA 31522

All Directors and Executive                        517,222           20.68%
Officers as a Group (9 persons)

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