Form 10QSB
period 2000-03-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2000-05-15
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Common Stock, no par value per share: 2,501,500 shares issued and outstanding as of May 1, 2000.

Transitional Small Business Disclosure Format:
Yes      No  X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

================================================================================

                                                            March 31,                    December 31,
                                                              2000                           1999
                                                          ------------                   --------------
Assets                                                     (Unaudited)                      (Audited)
                                                          ------------                   --------------
Cash and due from banks                                    $     3,452,846                $    4,017,512
Interest-bearing deposits in banks                               1,946,321                        13,888
Federal funds sold                                               2,120,000                     6,945,000
Securities available for sale, at fair value                    19,677,018                    18,878,399
Other investments, at cost                                         390,000                       366,400

Loans                                                          103,294,490                    98,246,349
Less allowance for loan losses                                   2,663,672                     2,559,153
                                                           ---------------                --------------
          Loans, net                                           100,630,818                    95,687,196
                                                           ---------------                --------------

Property and equipment, net                                      3,553,501                     3,408,237
Other assets                                                     2,967,981                     3,080,575
                                                           ---------------                --------------
          Total assets                                     $   134,738,485                $  132,397,207
                                                           ===============                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non-interest bearing demand                              $    11,467,875                $   10,316,942
  Interest-bearing demand                                       26,669,466                    27,531,519
  Savings                                                        2,598,678                     2,511,320
  Time, $100,000 and over                                       19,524,137                    19,529,633
  Other time                                                    52,665,333                    52,853,492
                                                           ---------------                --------------
          Total deposits                                       112,925,489                   112,742,906
                                                           ---------------                --------------
Federal Home Loan Bank borrowings                                7,799,329                     5,888,829
Other liabilities                                                  560,404                       550,780
                                                           ---------------                --------------
          Total liabilities                                    121,285,222                   119,182,515
                                                           ---------------                --------------
Shareholders' Equity:
  Common stock, no par value
    50 million shares authorized, 2,501,500 shares
    issued and outstanding                                       1,094,338                     1,094,338
Capital surplus                                                 11,702,792                    11,693,718
Retained earnings                                                1,109,861                       800,904
Accumulated other comprehensive loss                              (453,728)                     (374,268)
                                                           ---------------                --------------
          Total shareholders' equity                            13,453,263                    13,214,692
                                                           ---------------                --------------
Total liabilities and shareholders' equity                 $   134,738,485                $  132,397,207
                                                           ===============                ==============

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED INCOME STATEMENTS
===============================================================================

                                                                       Three Months Ended
                                                                           March 31,
                                                            ----------------------------------------
                                                                2000                       1999
                                                            ----------------          --------------
                                                             (Unaudited)                (Unaudited)
                                                            ----------------          --------------
Interest income
  Interest and fees on loans                                 $   2,382,073              $   2,082,327
  Interest and dividends on taxable securities                     308,957                    322,784
  Other interest income                                             90,145                     58,315
                                                             -------------             --------------
         Total interest income                                   2,781,175                  2,463,426
                                                             -------------             --------------

Interest expense
  Interest on deposits                                           1,361,564                  1,194,032
  Interest on other borrowings                                      90,147                     81,842
                                                             -------------             --------------
          Total interest expense                                 1,451,711                  1,275,874
                                                             -------------             --------------
Net interest income                                              1,329,464                  1,187,552
Provision for possible loan losses                                  75,000                     70,000
                                                             -------------             --------------
Net interest income after provision for loan losses              1,254,464                  1,117,552
                                                             -------------             --------------

Other Income
  Income from origination of mortgage loans,
       less related expense                                         40,675                     46,236
  Service charges on deposit accounts                              117,907                     95,827
  Net realized gain on sales of securities                               -                      2,240
  Other                                                             32,621                     38,681
                                                             -------------             --------------
           Total other income                                      191,203                    182,984
                                                             -------------             --------------

Other expense
  Salaries and employee benefits                                   586,301                    488,179
  Equipment and occupancy expense                                  136,658                    136,565
  Advertising and business development                              37,443                     20,859
  Legal and professional                                            53,835                     41,565
  Supplies and printing                                             39,814                     26,656
  Other operating expenses                                         123,548                    132,309
                                                             -------------             --------------
          Total other expense                                      977,599                    846,133
                                                             -------------             --------------
          Income before income tax                                 468,068                    454,403
                                                             -------------             --------------
Applicable income tax                                              159,109                    160,213
                                                             -------------             --------------
          Net income                                               308,959                    294,190

Other comprehensive income, net of tax:
  Net unrealized holding losses arising during period              (79,460)                   (94,492)
                                                             -------------             --------------
Comprehensive income                                           $   229,499             $      199,698
                                                             =============             ==============
Income per share - Basic                                       $      0.12                       0.12
Income per share - Diluted                                            0.12                       0.12
Average shares outstanding                                       2,501,500                  2,476,139

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

================================================================================

                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               2000             1999
                                                            ----------        --------
OPERATING ACTIVITIES
Net income                                               $     308,959     $   294,190
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                 67,661           73,113
  Provision for loan losses                                     75,000           70,000
  Net change in other prepaids and accruals                    163,153         (702,719)
                                                         -------------     ------------
          Net cash provided by (used in)
            operating activities                               614,773         (265,416)
                                                         -------------     ------------
INVESTING ACTIVITIES
  Increase in interest-bearing deposits in banks            (1,932,433)               -
  (Increase) decrease in Federal funds sold                  4,825,000       (2,180,000)
  Available for sale securities:
     Proceeds from maturities and paydowns                      64,736        6,583,266
     Purchases                                                (983,750)      (6,019,375)
     Purchase of FHLB stock                                    (23,600)               -
     (Increase) decrease in loans, net                      (5,018,622)       4,160,670
     Purchases of premises and equipment                      (212,925)               -
                                                         -------------     ------------
          Net cash provided (used in) investing
          activities                                        (3,281,594)       2,544,561
                                                         -------------     ------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                          182,583         (903,802)
  Net increase (decrease) in FHLB borrowings                 1,910,500          (89,500)
  Vesting of restricted stock, net                               9,072           33,458
                                                         -------------     ------------

Net cash provided by (used in)
activities                                                   2,102,155         (959,844)
                                                         -------------     ------------
Net increase (decrease) in cash and due from banks            (564,666)       1,319,301

Cash and due from banks at beginning of period               4,017,512        3,131,141
                                                         -------------     ------------
Cash and due from banks at end of period                 $   3,452,846     $  4,450,442
                                                         =============     ============

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Golden Isles Financial Holdings, Inc. ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of the independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2000 consolidated financial statements evidence a fair liquidity position as total cash, interest-bearing deposits and Federal funds sold amounted to $7.5 million, representing 5.6% of total assets. Investment securities amounted to $20.0 million, representing 14.6% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities would provide an additional source of liquidity. For the three-month period ended March 31, 2000, total deposits increased slightly from $112.7 million to $112.9 million, and borrowings from the Federal Home Loan Bank increased from $5.9 million to $7.8 million. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Available funding sources are also closely monitored. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to affect the Company's liquidity position in any material way.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2000, the Company meets all capital adequacy requirements to which it is subject and should be categorized as well capitalized under the regulatory framework for prompt corrective action.

RESULTS FROM OPERATIONS

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

     The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities, interest-bearing deposits in banks, and Federal funds sold. Interest-bearing liabilities consist of deposits and other borrowings.

     The net interest margin was 4.19% and 4.15% during the three months ended March 31, 2000 and 1999, respectively, or an increase of 4 basis points. The increase is due primarily to an increase in the volume and yield on loans. Average loans increased from $88.4 million for the first quarter 1999 with a yield of 9.55% to $99.4 million for the first quarter 2000 with a yield of 9.64%. The yield on average earning assets was 8.87% and 8.61% during the three months ended March 31, 2000 and 1999, respectively. Cost of funds increased to 5.45% for the three months ended March 31, 2000 as compared to 5.22% for the three months ended March 31, 1999. This increase in cost of funds is due to a general increase in interest rates and high cost of funds in the local market area.

      Net interest income increased $142,000 or 11.95% during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase is due primarily to the increase in loan volume as discussed above.

     Noninterest income for the three months ended March 31, 2000 and 1999 amounted to $191,000 and $183,000, respectively. Service charges on deposit accounts increased by $22,000 or 23.04%. This increase in service charges is reflective of the increase in balances of non-interest bearing deposits which increased 24.12% from $9,239,000 at March 31, 1999 to $11,468,000 at March 31,
2000.

     Noninterest expense for the three months ended March 31, 2000 increased 15.54% to $978,000 as compared to $846,000 for the three months ended March 31, 1999. Salaries and employee benefits increased due to the increase in the number of full-time equivalent employees of 49 at March 31, 1999 to 57 at March 31, 2000. Seven employees were added to staff of the North Glynn Branch which opened in a temporary facility in April 2000. These additional employees were added during February 2000. Additional operating expenses were also incurred during the first quarter 2000 to advertise the branch opening and to provide supplies for the new branch.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          As of March 31, 2000, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.   Changes in Securities.

          (a)  None.

          (b)  None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          Exhibit No:    Description

             27          Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date:  May 10, 2000

By: /s/ Sharon D. Hundley

  Sharon D. Hundley
  Chief Financial Officer

INDEX TO EXHIBITS

Exhibit                                             Sequential
Number         Description                         Page Number

  27           Financial Data Schedule                  11