Form 10QSB
period 2000-06-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2000-08-14
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Common Stock, no par value per share: 2,465,300 shares issued and outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format:
Yes      No     X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
                                                                                   June 30,                   December 31,
                                                                                     2000                         1999
ASSETS                                                                           (Unaudited)                   (Audited)
                                                                               --------------               ---------------
Cash and due from banks                                                        $    2,812,851               $     4,017,512
Interest-bearing deposits in banks                                                     83,129                        13,888
Federal funds sold                                                                  3,893,000                     6,945,000
Securities available for sale, at fair value                                       19,607,403                    18,878,399
Other investments, at cost                                                            582,700                       366,400

Loans                                                                             112,875,301                    98,246,349
Less allowance for loan losses                                                      2,729,922                     2,559,153
                                                                               --------------               ---------------
   Loans, net                                                                     110,145,379                    95,687,196
                                                                               --------------               ---------------
Property and equipment, net                                                         3,868,595                     3,408,237
Other assets                                                                        2,885,887                     3,080,575
                                                                               --------------               ---------------
Total Assets                                                                   $  143,878,944               $   132,397,207
                                                                               ==============               ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non-interest bearing demand                                                  $   11,913,259               $    10,316,942
  Interest-bearing demand                                                          25,177,237                    27,531,519
  Savings                                                                           2,421,258                     2,511,320
  Time, $100,000 and over                                                          18,834,694                    19,529,633
  Other time                                                                       59,908,526                    52,853,492
                                                                               --------------               ---------------
  Total Deposits                                                                  118,254,974                   112,742,906
                                                                               --------------               ---------------

Federal Home Loan Bank borrowings                                                  11,582,993                     5,888,829
Other Liabilities                                                                     687,998                       550,780
                                                                               --------------               ---------------
  Total liabilities                                                               130,525,965                   119,182,515
                                                                               --------------               ---------------
Shareholders' Equity:
  Common stock, no par value
    50 million shares authorized, 2,505,500 shares
    issued and 2,505,500 shares outstanding 12/31/99
    and 2,465,300 shares outstanding 6/30/2000                                      1,094,338                     1,094,338
Capital Surplus                                                                    11,711,866                    11,693,718
Retained earnings                                                                   1,235,420                       800,904
Treasury stock, at cost, 40,200 shares - 6/30/2000                                   (269,450)                            -
Accumulated other comprehensive loss                                                 (419,195)                     (374,268)
                                                                               --------------               ---------------
  Total Shareholders' Equity                                                       13,352,979                    13,214,692
                                                                               --------------               ---------------
Total Liabilities and Shareholders' Equity                                     $  143,878,944               $   132,397,207
                                                                               ==============               ===============

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED INCOME STATEMENTS

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended June 30,
                                                                                         2000                       1999
                                                                                      (Unaudited)                (Unaudited)
                                                                                    --------------             ---------------
Interest income
  Interest and fees on loans                                                        $    5,019,954            $      4,100,946
  Interest and dividends on taxable securities                                             624,024                     644,248
  Other interest income                                                                    144,353                     163,855
         Total interest income                                                           5,788,331                   4,909,049
                                                                                    --------------             ---------------
Interest expense
  Interest on deposits                                                                   2,784,132                   2,386,888
  Interest on other borrowings                                                             247,216                     186,883
                                                                                    --------------             ---------------
         Total interest expense                                                          3,031,348                   2,573,771
                                                                                    --------------             ---------------

Net interest income                                                                      2,756,983                   2,335,278
Provision for possible loan losses                                                         150,000                     140,000
                                                                                    --------------             ---------------
Net interest income after provision
  for loan losses                                                                        2,606,983                   2,195,278
                                                                                    --------------             ---------------

Other income
  Income from origination of mortgage loans,
       less related expenses                                                                85,675                      95,752
  Service charges on deposit accounts                                                      236,975                     193,618
  Other                                                                                     45,334                      40,637
                                                                                    --------------             ---------------
         Total other income                                                                367,984                     332,247
                                                                                    --------------             ---------------

Other expense
  Salaries and employee benefits                                                         1,187,444                     986,862
  Equipment and occupancy expense                                                          290,075                     278,726
  Advertising and business development                                                      68,113                      54,189
  Legal and professional                                                                   108,531                      94,756
  Supplies and printing                                                                     96,180                      63,965
  Other operating expenses                                                                 263,600                     262,845
                                                                                    --------------             ---------------
         Total other expense                                                             2,013,943                   1,741,343
                                                                                    --------------             ---------------

         Income before income tax                                                          961,024                     786,182

Applicable income tax                                                                      328,882                     268,845
                                                                                    --------------             ---------------
         Net income                                                                        632,142                     517,337

Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) arising during period                                    -                           -
                                                                                    --------------             ---------------
         Comprehensive income                                                       $      632,142             $       517,337
                                                                                    ==============             ===============
Income per share - Basic                                                            $         0.25             $          0.21
Income per share - Diluted                                                                    0.25                        0.21
Average shares outstanding                                                               2,483,531                   2,482,953

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED INCOME STATEMENTS

==============================================================================================================

                                                                           Six Months Ended June 30,
                                                                       2000                        1999
                                                                    (Unaudited)                 (Unaudited)
                                                                 ----------------            ----------------
Interest income
  Interest and fees on loans                                     $      5,019,954            $      4,100,946
  Interest and dividends on taxable securities                            624,024                     644,248
  Other interest income                                                   144,353                     163,855
                                                                 ----------------            ----------------
          Total interest income                                         5,788,331                   4,909,049
                                                                 ----------------            ----------------

Interest expense
  Interest on deposits                                                  2,784,132                   2,386,888
  Interest on other borrowings                                            247,216                     186,883
                                                                 ----------------            ----------------
          Total interest expense                                        3,031,348                   2,573,771
                                                                 ----------------            ----------------

          Net interest income                                           2,756,983                   2,335,278
Provision for possible loan losses                                        150,000                     140,000
                                                                 ----------------            ----------------
          Net interest income after provision
            for loan losses                                             2,606,983                   2,195,278
                                                                 ----------------            ----------------
Other income
  Income from origination of mortgage loans,
       less related expenses                                               85,675                      95,752
  Service charges on deposit accounts                                     236,975                     193,618
  Net realized gain on sales of securities                                      -                       2,240
  Other                                                                    45,334                      40,637
                                                                 ----------------            ----------------
          Total other income                                              367,984                     332,247
                                                                 ----------------            ----------------
Other expense
  Salaries and employee benefits                                        1,187,444                     986,862
  Equipment and occupancy expense                                         290,075                     278,726
  Advertising and business development                                     68,113                      54,189
  Legal and professional                                                  108,531                      94,756
  Supplies and printing                                                    96,180                      63,965
  Other operating expenses                                                263,600                     262,845
                                                                 ----------------            ----------------
          Total other expense                                           2,013,943                   1,741,343
                                                                 ----------------            ----------------

          Income before income tax                                        961,024                     786,182

Applicable income tax                                                     328,882                     268,845
                                                                 ----------------            ----------------

          Net income                                                      632,142                     517,337

Other comprehensive income, net of tax:
  Net unrealized holding losses arising during period                           -                           -
                                                                 ----------------            ----------------
Comprehensive income                                             $        632,142            $        517,337
                                                                 ================            ================
Income per share - Basic                                         $           0.25            $           0.21
Income per share - Diluted                                                   0.25                        0.21
Average shares outstanding                                              2,494,580                   2,478,713

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

==============================================================================================================

                                                                           Six Months Ended June 30,
                                                                       2000                        1999
                                                                    (Unaudited)                 (Unaudited)
                                                                 -------------------         ------------------
OPERATING ACTIVITIES
  Net income                                                     $           632,142         $          517,337
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                             136,027                    146,149
   Provision for loan losses                                                 150,000                    140,000
   Net change in other prepaids and accruals                                 355,050                   (273,375)
                                                                 -------------------         ------------------

     Net cash provided by operating activities                             1,273,219                    530,111
                                                                 -------------------         ------------------
INVESTING ACTIVITIES
  Increase in interest-bearing deposits in banks                             (69,241)                         -
  (Increase) decrease in Federal funds sold                                3,052,000                 (5,450,000)
  Available for sale securities:
   Proceeds from maturities and paydowns                                     186,673                  8,750,252
   Purchases                                                                (983,750)                (9,506,445)
   Purchase of FHLB stock                                                   (216,300)                         -
   (Increase) decrease in loans, net                                     (14,608,183)                 1,045,763
   Purchases of premises and equipment                                      (596,385)                    (3,935)
                                                                 -------------------         ------------------

     Net cash used in investing activities                               (13,235,186)                (5,164,365)
                                                                 -------------------         ------------------
FINANCING ACTIVITIES
  Net increase in deposits                                                 5,512,068                  4,852,139
  Net increase (decrease) in FHLB borrowings                               5,694,164                   (305,836)
  Dividends paid to stockholders                                            (197,624)                  (198,677)
  Proceeds from exercise of stock options                                          -                     99,263
  Purchase of treasury stock                                                (269,450)                         -
  Vesting of restricted stock, net                                            18,148                     18,582
                                                                 -------------------         ------------------
    Net cash provided by financing activities                             10,757,306                  4,465,471
                                                                 -------------------         ------------------
Net decrease in cash and due from banks                                   (1,204,661)                  (168,783)

Cash and due from banks at beginning of period                             4,017,512                  3,131,141
                                                                 -------------------         ------------------
Cash and due from banks at end of period                         $         2,812,851         $        2,962,358
                                                                 ===================         ==================

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of Golden Isles Financial Holdings, Inc. ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of the independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2000 consolidated financial statements evidence a fair liquidity position as total cash, interest-bearing deposits and Federal funds sold amounted to $6.8 million, representing 4.7% of total assets. Investment securities amounted to $19.6 million, representing 13.6% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities would provide an additional source of liquidity. For the six-month period ended June 30, 2000, total deposits increased from $112.7 million to $118.3 million, and borrowings from the Federal Home Loan Bank increased from $5.9 million to $11.6 million. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Available funding sources are also closely monitored. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to affect the Company's liquidity position in any material way.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2000, the Company meets all capital adequacy requirements to which it is subject and should be categorized as well capitalized under the regulatory framework for prompt corrective action.

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

     The net interest margin was 4.23% and 4.06% during the six months ended June 30, 2000 and 1999, respectively, or an increase of 17 basis points. The increase is due primarily to an increase in the volume and yield on loans. Average loans increased from $87.7 million for the first six months of 1999 with a yield of 9.43% to $103.6 million for the first six months of 2000 with a yield of 9.74%. The yield on average earning assets was 9.00% and 8.54% during the six months ended June 30, 2000 and 1999, respectively. Cost of funds increased to 5.56% for the six months ended June 30, 2000 as compared to 5.30% for the six months ended June 30, 1999. This increase in cost of funds is due to a general increase in interest rates and high cost of funds in the local market area.

     The provision for loan losses was $150,000 for the first six months of 2000 as compared to $140,000 for the same period of 1999. The allowance for loan losses as a percentage of total loans outstanding amounted to 2.4% at June 30, 2000 as compared to 1.9% at June 30, 1999. The determination of the amounts allocated for loan losses is based upon management's judgement concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the allowance for loan losses at June 30, 2000 adequate to cover potential losses in the loan portfolio.

     Net interest income increased $422,000 or 18.06% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase is due primarily to the increase in loan volume and rates as discussed above.

     Noninterest income for the six months ended June 30, 2000 and 1999 amounted to $368,000 and $332,000, respectively. Service charges on deposit accounts increased by $43,000 or 22.40%. This increase in service charges is reflective of the increase in balances of non-interest bearing deposits which increased 15.99% from $10,271,000 at June 30, 1999 to $11,913,000 at June 30, 2000.

     Noninterest expense for the six months ended June 30, 2000 increased 15.66% to $2,014,000 as compared to $1,741,000 for the six months ended June 30, 1999. Salaries and employee benefits increased due to the increase in the number of full-time equivalent employees of 50 at June 30, 1999 to 57 at June 30, 2000. Seven employees were added to staff the North Glynn Branch which opened in a temporary facility in April 2000. These additional employees were added during February 2000. Additional expenses for the new branch were also incurred during 2000 to advertise the branch opening, to provide supplies, and to operate the branch.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of June 30, 2000, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit No:    Description

     27             Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date:  August 14, 2000

By: /s/ Sharon D. Hundley

  Sharon D. Hundley
  Chief Financial Officer

INDEX TO EXHIBITS

Exhibit                                            Sequential
Number         Description                         Page Number

27             Financial Data Schedule             11