Form 10QSB/A
period 2000-06-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2000-11-09
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A

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

Common Stock, no par value per share: 2,505,500 shares issued and 2,465,300 outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format:
Yes     No  X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS                               June 30,     December 31,
                                                            2000           1999
ASSETS                                                  (unaudited)      (audited)

Cash and due from banks                                $   2,812,851    $   4,017,512
Interest-bearing deposits in banks                            83,129           13,888
Federal funds sold                                         3,893,000        6,945,000
Securities available for sale, at fair value              19,607,403       18,878,399
Other investments, at cost                                   582,700          366,400

Loans                                                    112,875,301       98,246,349
Less allowance for loan losses                             2,729,922        2,559,153
                                                       ------------------------------
   Loans, net                                            110,145,379       95,687,196
                                                       ------------------------------

Property and equipment,net                                 3,868,595        3,408,237
Other assets                                               2,885,887        3,080,575
                                                       ------------------------------

Total Assets                                           $ 143,878,944    $ 132,397,207
                                                       ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non-interest bearing demand                          $  11,913,259    $  10,316,942
  Interest-bearing demand                                 25,177,237       27,531,519
  Savings                                                  2,421,258        2,511,320
  Time, $100,000 and over                                 18,834,694       19,529,633
  Other time                                              59,908,526       52,853,492
                                                       ------------------------------

  Total Deposits                                         118,254,974      112,742,906
                                                       ------------------------------

Federal Home Loan Bank borrowings                         11,582,993        5,888,829
Other Liabilities                                            687,998          550,780
                                                       ------------------------------

  Total liabilities                                      130,525,965      119,182,515
                                                       ------------------------------

Shareholders' Equity:
  Common stock, no par value 50 million
    shares authorized, 2,505,500 shares
    issued and 2,505,500 shares outstanding 12/31/99
    and 2,465,300 shares outstanding 6/30/2000             1,094,338        1,094,338
Capital Surplus                                           11,711,866       11,693,718
Retained earnings                                          1,235,420          800,904
Treasury stock, at cost, 40,200 shares - 6/30/2000          (269,450)
Accumulated other comprehensive loss                        (419,195)        (374,268)
                                                       ------------------------------
  Total Shareholders' Equity                              13,352,979       13,214,692
                                                       ------------------------------

Total Liabilities and Shareholders' Equity             $ 143,878,944    $ 132,397,207
                                                       ==============================

GOLDEN ISLES FINANCIAL HOLDINGS,INC.                        Three Months Ended
CONSOLIDATED INCOME STATEMENTS                                    June 30,
                                                          2000               1999
                                                       (unaudited)       (unaudited)
Interest income
  Interest and fees on loans                            $ 2,637,881      $ 2,018,619
  Interest and dividends on taxable securities              315,067          321,464
  Other interest income                                      54,208          105,540
                                                        ----------------------------
         Total interest income                            3,007,156        2,445,623
                                                        ----------------------------
Interest expense
  Interest on deposits                                    1,422,568        1,192,856
  Interest on other borrowings                              157,069          105,041
                                                        ----------------------------
          Total interest expense                          1,579,637        1,297,897
Net interest income                                       1,427,519        1,147,726
Provision for possible loan losses                           75,000           70,000
                                                        ----------------------------
Net interest income after provision
  for loan losses                                         1,352,519        1,077,726
                                                        ----------------------------

Other income
  Income from origination of mortgage loans,
    less related expenses                                    45,000           49,516
  Service charges on deposit accounts                       119,068           97,791
  Net realized gain on sales of securities                        0                0
  Other                                                      12,713            1,956
                                                        ----------------------------
           Total other income                               176,781          149,263
                                                        ----------------------------

Other expense
  Salaries and employee benefits                            601,143          498,683
  Equipment and occupancy expense                           153,417          142,161
  Advertising and business development                       30,670           33,330
  Legal and professional                                     54,696           53,191
  Supplies and printing                                      56,366           37,309
  Other operating expenses                                  140,052          130,536
                                                        ----------------------------
            Total other expense                           1,036,344          895,210
                                                        ----------------------------

    Income before income tax                                492,956          331,779
                                                        ----------------------------

Applicable income tax                                       169,773          108,632
                                                        ----------------------------

Net income                                                  323,183          223,147
                                                        ----------------------------

Other comprehensive income, net of tax:
  Net unrealized holding losses arising during period        34,533         (131,102)
                                                        ----------------------------

Comprehensive income                                    $   357,716      $    92,045
                                                        ============================

Net Income per share - Basic                            $      0.13      $      0.09
Net Income per share - Diluted                          $      0.13      $      0.09
 Average shares outstanding                               2,483,531        2,482,953

GOLDEN ISLES FINANCIAL HOLDINGS,INC.                          Six Months Ended
CONSOLIDATED INCOME STATEMENTS                                     June 30,
                                                           2000               1999
                                                        (unaudited)       (unaudited)
Interest income
  Interest and fees on loans                            $ 5,019,954       $ 4,100,946
  Interest and dividends on taxable securities              624,024           644,248
  Other interest income                                     144,353           163,855
                                                        -----------------------------
         Total interest income                            5,788,331         4,909,049
                                                        -----------------------------
Interest expense
  Interest on deposits                                    2,784,132         2,386,888
  Interest on other borrowings                              247,216           186,883
                                                        -----------------------------
          Total interest expense                          3,031,348         2,573,771
Net interest income                                       2,756,983         2,335,278
Provision for possible loan losses                          150,000           140,000
                                                        -----------------------------
Net interest income after provision
  for loan losses                                         2,606,983         2,195,278
                                                        -----------------------------

Other income
  Income from origination of mortgage loans,
    less related expenses                                 85,675            95,752
  Service charges on deposit accounts                       236,975           193,618
  Net realized gain on sales of securities                        0             2,240
  Other                                                      45,334            40,637
                                                        -----------------------------
           Total other income                               367,984           332,247
                                                        -----------------------------

Other expense
  Salaries and employee benefits                          1,187,444           986,862
  Equipment and occupancy expense                           290,075           278,726
  Advertising and business development                       68,113            54,189
  Legal and professional                                    108,531            94,756
  Supplies and printing                                      96,180            63,965
  Other operating expenses                                  263,600           262,845
                                                        -----------------------------
            Total other expense                           2,013,943         1,741,343
                                                        -----------------------------

    Income before income tax                                961,024           786,182
                                                        -----------------------------

Applicable income tax                                       328,882           268,845
                                                        -----------------------------

Net income                                                  632,142           517,337
                                                        -----------------------------

Other comprehensive income, net of tax:
  Net unrealized holding losses arising during period       (44,927)         (225,594)
                                                        -----------------------------

Comprehensive income                                    $   587,215       $   291,743
                                                        =============================

Net Income per share - Basic                            $      0.25       $      0.21
Net Income per share - Diluted                          $      0.25       $      0.21
 Average shares outstanding                               2,494,580         2,478,713

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              Six Months Ended
                                                                  June 30,
                                                           2000             1999
OPERATING ACTIVITIES
  Net Income                                          $    632,142    $    517,337

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                            136,027         146,149
  Provision for loan losses                                150,000         140,000
  Net change in other prepaids and accruals                355,050        (273,375)
                                                      ----------------------------

Net cash provided by (used in) operating activities      1,273,219         530,111
                                                      ----------------------------

INVESTING ACTIVITIES
  Increase in interest-bearing deposits in banks           (69,241)
  (Increase) decrease in Federal funds sold              3,052,000      (5,450,000)
Available for sale securities:
  Proceeds from maturities and paydowns                    186,673       8,750,252
  Purchases                                               (983,750)     (9,506,445)
  Purchase of FHLB stock                                  (216,300)
  (Increase) decrease in loans, net                    (14,608,183)      1,045,763
  Purchases of premises and equipment                     (596,385)         (3,935)
                                                      ----------------------------

Net cash provided (used in) investing activities       (13,235,186)     (5,164,365)
                                                      ----------------------------

FINANCING ACTIVITIES
  Net increase in deposits                               5,512,068       4,852,139
  Net increase (decrease) in FHLB borrowings             5,694,164        (305,836)
  Dividends paid to stockholders                          (197,624)       (198,677)
  Proceeds from exercise of stock options                                   99,263
  Purchase of treasury stock                              (269,450)
  Vesting of restricted stock, net                          18,148          18,582
                                                      ----------------------------

Net cash provided by (used in) financing activities     10,757,306       4,465,471
                                                      ----------------------------

Net increase (decrease) in cash and due from banks      (1,204,661)       (168,783)
Cash and due from banks at beginning of period           4,017,512       3,131,141
                                                      ----------------------------

Cash and due from banks at end of period              $  2,812,851    $  2,962,358
                                                      ============================

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.


                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

================================================================================

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


Date:  November 6, 2000

By: /s/ Sharon D. Hundley

    Sharon D. Hundley
    Chief Financial Officer

INDEX TO EXHIBITS



Exhibit                                                             Sequential
Number            Description                                       Page Number

27                Financial Data Schedule                                   11