Form 10QSB
period 2000-09-30
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2000-11-09
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Common Stock, no par value per share: 2,505,500 shares issued and 2,445,800 shares outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format:
Yes      No     X

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GOLDEN ISLES FINANCIAL HOLDINGS,INC.                         Three Months Ended
CONSOLIDATED INCOME STATEMENTS                                  September 30,
                                                             2000          1999
                                                         (unaudited)   (unaudited)
Interest income
   Interest and fees on loans                            $ 2,709,296   $ 2,127,163
   Interest and dividends on taxable securities              313,073       340,744
   Other interest income                                     110,391       121,441
                                                        ------------  ------------
          Total interest income                            3,132,760     2,589,348
                                                        ------------
Interest expense
   Interest on deposits                                    1,593,204     1,259,119
   Interest on other borrowings                              181,627        91,325
                                                        ------------  ------------
          Total interest expense                           1,774,831     1,350,444
Net interest income                                        1,357,929     1,238,904
Provision for possible loan losses                            75,000     1,310,000
                                                        ------------  ------------
Net interest income after provision
   for loan losses                                         1,282,929       (71,096)
                                                        ------------  ------------

Other income
   Income from origination of mortgage loans,
        less related expenses                                 40,290        33,426
   Service charges on deposit accounts                       115,930       106,863
   Net realized gain on sales of securities                        0             0
   Gain (loss) on sale of real estate                         63,650        (3,097)
   Other                                                      57,950        27,030
                                                        ------------  ------------
               Total other income                            277,820       164,222
                                                        ------------  ------------

Other expense
   Salaries and employee benefits                            595,109       533,268
   Equipment and occupancy expense                           173,121       138,131
   Advertising and business development                       53,624        33,048
   Legal and professional                                     84,930        65,412
   Supplies and printing                                      66,331        50,770
   Other operating expenses                                  154,376       121,633
                                                        ------------  ------------
                  Total other expense                      1,127,491       942,262
                                                        ------------  ------------

     Income before income tax                                433,258      (849,136)
                                                        ------------

Applicable income tax                                        147,333      (288,878)
                                                        ------------  ------------

Net income                                                   285,925      (560,258)
                                                        ------------  ------------

Other comprehensive income, net of tax:
   Net unrealized holding losses arising during period       134,066      (170,136)
                                                        ------------  ------------

Comprehensive income                                     $   419,991     ($730,394)
                                                        ============  ============

Net Income per share - Basic                             $      0.12        ($0.22)
Net Income per share - Diluted                           $      0.12        ($0.22)
Average shares outstanding                                 2,452,203     2,494,277

GOLDEN ISLES FINANCIAL HOLDINGS,INC.                                      Nine Months Ended
CONSOLIDATED INCOME STATEMENTS                                              September 30,
                                                                         2000          1999
                                                                      (unaudited)   (unaudited)
Interest income
   Interest and fees on loans                                         $7,729,250    $6,228,109
   Interest and dividends on taxable securities                          937,097       984,992
   Other interest income                                                 254,744       285,296
                                                                     -----------   -----------
          Total interest income                                        8,921,091     7,498,397
                                                                     -----------   -----------
Interest expense
   Interest on deposits                                                4,377,336     3,646,007
   Interest on other borrowings                                          428,843       278,208
                                                                     -----------   -----------
          Total interest expense                                       4,806,179     3,924,215
Net interest income                                                    4,114,912     3,574,182
Provision for possible loan losses                                       225,000     1,450,000
                                                                     -----------   -----------
Net interest income after provision
   for loan losses                                                     3,889,912     2,124,182
                                                                     -----------   -----------

Other income
   Income from origination of mortgage loans,
        less related expenses                                            125,965       129,178
   Service charges on deposit accounts                                   348,501       300,481
   Net realized gain on sales of securities                                    0         2,240
   Gain (loss) on sale of real estate                                     60,114         9,027
   Other                                                                 111,224        55,543
                                                                     -----------   -----------
          Total other income                                             645,804       496,469
                                                                     -----------   -----------

Other expense
   Salaries and employee benefits                                      1,782,553     1,520,130
   Equipment and occupancy expense                                       463,196       416,857
   Advertising and business development                                  121,737        87,237
   Legal and professional                                                193,461       160,168
   Supplies and printing                                                 162,511       114,735
   Other operating expenses                                              417,976       384,478
                                                                     -----------   -----------
          Total other expense                                          3,141,434     2,683,605
                                                                     -----------   -----------

   Income before income tax                                            1,394,282       (62,954)
                                                                     -----------   -----------

Applicable income tax                                                    476,215       (20,033)
                                                                     -----------   -----------

Net income                                                               918,067       (42,921)
                                                                     -----------   -----------

Other comprehensive income, net of tax:
   Net unrealized holding losses arising during period                    89,139      (395,730)
                                                                     -----------   -----------

Comprehensive income                                                  $1,007,206     ($438,651)
                                                                     ===========   ===========

Net Income per share - Basic                                                0.37        ($0.02)
Net Income per share - Diluted                                              0.37        ($0.02)
Average shares outstanding                                             2,480,375     2,484,465

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS                                September 30,      December 31,
                                                                2000              1999
ASSETS                                                      (unaudited)        (audited)
Cash and due from banks                                    $   3,345,866    $   4,017,512
Interest-bearing deposits in banks                               220,886           13,888
Federal funds sold                                             6,966,000        6,945,000
Securities available for sale, at fair value                  19,654,036       18,878,399
Other investments, at cost                                       582,700          366,400

Loans                                                        113,219,093       98,246,349
Less allowance for loan losses                                 2,726,441        2,559,153
                                                           ------------------------------
     Loans, net                                              110,492,652       95,687,196
                                                           ------------------------------

Property and equipment,net                                     4,230,247        3,408,237
Other assets                                                   2,920,876        3,080,575
                                                           ------------------------------

Total Assets                                               $ 148,413,263    $ 132,397,207
                                                           ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits

   Non-interest bearing demand                             $  11,268,784    $  10,316,942
   Interest-bearing demand                                    24,168,977       27,531,519
   Savings                                                     2,836,582        2,511,320
   Time, $100,000 and over                                    22,087,500       19,529,633
   Other time                                                 62,280,907       52,853,492
                                                           ------------------------------

   Total Deposits                                            122,642,750      112,742,906
                                                           ------------------------------

Federal Home Loan Bank borrowings                             11,493,493        5,888,829
Other Liabilities                                                623,750          550,780
                                                           ------------------------------

   Total liabilities                                         134,759,993      119,182,515
                                                           ------------------------------

Shareholders' Equity:
   Common stock, no par value
        50 million shares authorized, 2,505,500 shares
        issued and 2,505,500 shares outstanding 12/31/99
        and 2,445,800 shares outstanding 9/30/2000             1,094,338        1,094,338
Capital Surplus                                               11,720,940       11,693,718
Retained earnings                                              1,521,346          800,904
Treasury stock, at cost, 59,700 shares - 9/30/2000              (398,225)
Accumulated other comprehensive loss                            (285,129)        (374,268)
                                                           ------------------------------
   Total Shareholders' Equity                                 13,653,270       13,214,692
                                                           ------------------------------

Total Liabilities and Shareholders' Equity                 $ 148,413,263    $ 132,397,207
                                                           ==============================

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           Nine Months Ended
                                                                              September 30,
                                                                          2000            1999
OPERATING ACTIVITIES
   Net Income                                                           $    918,067        ($42,921)

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                             213,298         216,544
   Provision for loan losses                                                 225,000       1,450,000
   Net gain on sale of other real estate                                      60,114           9,027
   Net change in other prepaids and accruals                                 126,635      (1,307,610)
                                                                        ----------------------------

Net cash provided by (used in) operating activities                        1,543,114         325,040
                                                                        ----------------------------

INVESTING ACTIVITIES
   Increase in interest-bearing deposits in banks                           (206,998)
   Increase in Federal funds sold                                            (21,000)     (1,581,538)
Available for sale securities:
   Proceeds from maturities and paydowns                                     343,171       9,356,635
   Purchases                                                                (983,750)    (10,506,445)
   Purchase of FHLB stock                                                   (216,300)
   Increase in loans, net                                                (15,030,456)     (2,836,847)
   Purchases of premises and equipment                                    (1,035,308)        (78,751)
                                                                        ----------------------------

Net cash provided (used in) investing activities                         (17,150,641)     (5,646,946)
                                                                        ----------------------------

FINANCING ACTIVITIES
   Net increase in deposits                                                9,899,844       5,470,593
   Net increase (decrease) in FHLB borrowings                              5,604,664        (395,336)
   Dividends paid to stockholders                                           (197,624)       (198,677)
   Proceeds from exercise of stock options                                                   167,636
   Purchase of treasury stock                                               (398,225)
   Vesting of restricted stock, net                                           27,222          27,873
                                                                        ----------------------------

Net cash provided by (used in) financing activities                       14,935,881       5,072,089
                                                                        ----------------------------

Net increase (decrease) in cash and due from banks                          (671,646)       (249,817)
Cash and due from banks at beginning of period                             4,017,512       3,131,141
                                                                        ----------------------------

Cash and due from banks at end of period                                $  3,345,866     $ 2,881,324
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

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.


                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

================================================================================


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Golden Isles Financial Holdings, Inc. ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of the independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 consolidated financial statements evidence a fair liquidity position as total cash, interest-bearing deposits and Federal funds sold amounted to $10.5 million, representing 7.1% of total assets. Investment securities amounted to $19.7 million, representing 13.2% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities would provide an additional source of liquidity. For the nine month period ended September 30, 2000, total deposits increased from $112.7 million to $122.6 million, and borrowings from the Federal Home Loan Bank increased from $5.9 million to $11.5 million. Management closely monitors and maintains appropriate levels of interest- earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Available funding sources are also closely monitored. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to affect the Company's liquidity position in any material way.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2000, the Company meets all capital adequacy requirements to which it is subject and should be categorized as well capitalized under the regulatory framework for prompt corrective action.

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

     The net interest margin was 4.07% and 4.05% during the nine months ended September 30, 2000 and 1999, respectively, or an increase of 2 basis points. The increase is due primarily to an increase in the volume and yield on loans offset by an increase in the cost of funds. Average loans increased from $88.7 million for the first nine months of 1999 with a yield of 9.39% to $106.8 million for the first nine months of 2000 with a yield of 9.66%. The yield on average earning assets was 8.93% and 8.49% during the nine months ended September 30, 2000 and 1999, respectively. Cost of funds increased to 5.64% for the nine months ended September 30, 2000 as compared to 5.26% for the nine months ended September 30, 1999. This increase in cost of funds is due to a general increase in interest rates and high cost of funds in the local market area.

     The provision for loan losses was $225,000 for the first nine months of 2000 as compared to $1,450,000 for the same period of 1999. The allowance for loan losses as a percentage of total loans outstanding amounted to 2.4% at September 30, 2000 as compared to 2.8% at September 30, 1999. The determination of the amounts allocated for loan losses is based upon management's judgement concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the allowance for loan losses at September 30, 2000 adequate to cover potential losses in the loan portfolio.

     The decision to strengthen the reserve for loan losses at September 30, 1999 was based on routine credit review that noted credit deficiencies in a relatively small number of large loans in the portfolio. Approximately $1,175,000 of the $1,450,000 nine-month provision for 1999 was attributed to a few large credit relationships.

     Net interest income increased $541,000 or 15.13% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase is due primarily to the increase in loan volume and rates as discussed above.

     Noninterest income for the nine months ended September 30, 2000 and 1999 amounted to $646,000 and $496,000, respectively. Service charges on deposit accounts increased by $48,000 or 15.98%. This increase in service charges is reflective of the increase in balances of non-interest bearing deposits which increased 6.85% from $10,547,000 at September 30, 1999 to $11,269,000 at
September 30, 2000.

     Noninterest expense for the nine months ended September 30, 2000 increased 17.06% to $3,141,000 as compared to $2,684,000 for the nine months ended September 30, 1999. Salaries and employee benefits increased due to the increase in the number of full-time equivalent employees of 50 at September 30, 1999 to 61 at September 30, 2000. Seven employees were added to staff the North Glynn Branch which opened in a temporary facility in April 2000. These additional employees were added during February 2000. Additional expenses for the new branch were also incurred during 2000 to advertise the branch opening, to provide supplies, and to operate the branch.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of September 30, 2000, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

      (a)   None.

      (b)   None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) The annual meeting of shareholders of Golden Isles Financial Holdings, Inc. was held on Tuesday, July 18, 2000 at 10:00 a.m. at the Stellar Conference Center, 125 Venture Dr., I-95 and Exit 38, Brunswick, Georgia 31525 for the purpose of electing directors.

      (b) Proxies were solicited pursuant to Regulation 14A under the Exchange Act.

      (c)   The sole item voted on at the meeting was the election of directors.

All directors nominated were elected by the following votes:

                              FOR                     AGAINST       ABSTAIN

C. Ray Acosta              1,774,134                   7,542           0
James M. Fiveash           1,779,876                   1,800           0
L. McRee Harden            1,746,600                  35,076           0
Michael D. Hodges          1,774,134                   7,542           0
Russell C. Jacobs, Jr.     1,779,876                   1,800           0
Claude Kermit Keenum       1,779,876                   1,800           0
Michael J. Kistler         1,748,400                  33,276           0
Jimmy D. Veal              1,774,134                   7,542           0
Charles K. Werk            1,746,600                  35,076           0
J. Thomas Whelchel         1,774,134                   7,542           0

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits

     Exhibit No:       Description

     27                Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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