Form 10KSB
period 2000-12-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2001-04-02
CIK 828749

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No _____
                 ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the fiscal year ended December 31, 2000 were $12,940,796.00.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on February 16, 2001, was $15,819,700.00. The aggregate market value of the Common Stock held by nonaffiliates was computed by reference to the fair market value of $6.50 per share of the Company's Common Stock as of February 16, 2001, as reported on NASDAQ, on which the Company's Common Stock is traded. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date. The number of shares outstanding of the Registrant's Common Stock as of February 16, 2001: 2,433,800 shares of no par value Common Stock.

Transitional Small Business Disclosure Format:  Yes ____   No  X
                                                              ---

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

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                         ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 Item                                                                      Page
Number                                                                    Number
------                                                                    ------
                                    PART I

1.  Description of Business ...............................................    4
2.  Description of Property ...............................................   18
3.  Legal Proceedings .....................................................   19
4.  Submission of Matters to a Vote of Security Holders ...................   19


                                    PART II

5.  Market for Common Equity and Related Stockholder Matters ..............   20
6.  Management's Discussion and Analysis of Results of Operations and
    Financial Conditions ..................................................   21
7.  Consolidated Financial Statements .....................................   36
8.  Changes in and Disagreements with Accountants on Account
    and Financial Disclosure ..............................................   67

                                   PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act .....................   67
10. Executive Compensation ................................................   70
11. Stock Ownership of Certain Beneficial Owners and Management ...........   74
12. Certain Relationships and Related Transactions ........................   77

                                    PART IV

13. Exhibit List and Reports on Form 8-K ..................................   78

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

Beginning May 31, 1994, the Company conducted a secondary public offering of securities (the "Secondary Offering") pursuant to which GIFH offered for sale a minimum of 769,832 and a maximum of 1,538,462 units (the "Units") at a price of $6.50 per Unit. Each Unit consisted of one share of Common Stock of GIFH and one non-detachable Class A Warrant to purchase one share of the Common Stock. Each Class A Warrant expired on May 31, 1998, and entitled the holder to purchase an additional share of the Common Stock at a price of $7.25 if exercised on or before May 31, 1996, $8.25 if exercised on or before May 31, 1997, and $9.50 if exercised on or before May 31, 1998. The Secondary Offering closed as of March 31, 1995. GIFH accepted subscriptions for a total of 897,230 Units, and received total proceeds in connection with such subscriptions amounting to $5,831,995. The proceeds were held in escrow until May 11, 1995, when $5,500,000 was released from escrow to GIFH. The balance of the proceeds held in escrow was released to GIFH on July 25, 1995. In 1996, the Company received $53,077 pursuant to the exercise of 7,321 Class A warrants at $7.25 per share. In 1997, no Class A warrants were exercised, so the Company received no money therefrom. In 1998, 149,970 shares were exercised from these warrants at $9.50 each. The Company received $1,434,552 from the exercise of these warrants and incurred $9,837 in related expense. Unexercised warrants expired May 31, 1998 and the former units are now shares of common stock traded on the NASDAQ national market under the symbol GIFH.

On February 21, 2001, ABC Bancorp ("ABC") announced that it had entered into a definitive Agreement and Plan of Merger dated as of February 20, 2001 (the "Merger Agreement") with Golden Isles Financial Holdings, Inc., a Georgia corporation and registered bank holding company ("Golden Isles"), pursuant to which, among other things, Golden Isles will merge with and into ABC, and The First Bank of Brunswick, a Georgia state-chartered bank and wholly-owned subsidiary of Golden Isles, shall thereupon become a wholly-owned subsidiary of ABC (the "Merger").

As a result of the Merger, all of the issued and outstanding shares of the common stock, no par value per share, of Golden Isles (the "Golden Isles Common Stock") and all outstanding options to purchase shares of Golden Isles Common Stock shall be converted into the right to receive an aggregate consideration (the "Merger Consideration") equal to (a) $10,237,960.00 in cash (the "Cash Consideration") and (b) 1,241,204 shares (the "Stock Consideration") of the common stock, $1.00 par value per share, of ABC (the "ABC Common Stock"); provided, however, that if the closing price per share of the ABC Common Stock - for the 30 highest-volume trading days during the 60-day period ending five calendar days prior to the closing date of the Merger (the "Average Price") is higher than $12.00, then the Merger Consideration will be reduced by (i) reducing the Cash Consideration by an amount equal to one-half of the difference between the value of the Stock Consideration at the Average Price and the value of the Stock Consideration at $12.00 per share, and (ii) reducing the Stock Consideration by a number of shares equal to one-half of the difference between the value of the Stock Consideration at the Average Price and the value of the Stock Consideration at $12.00 per share, divided by the Average Price. The Merger Agreement also provides that the Board of Directors of Golden Isles may terminate the Merger Agreement and the Merger if the Average Price is higher than $14.00 per share or lower than $8.00 per share.

The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase transaction. The consummation of the Merger is subject to (i) the approval of the Board of Governors of the Federal Reserve and the Georgia Department of Banking and Finance, (ii) the approval by the shareholders of Golden Isles, and (iii) the satisfaction or waiver of customary conditions.

In connection with the Merger Agreement, the members of the Board of Directors of Golden Isles, who together beneficially directly and indirectly own approximately 27% of the issued and outstanding shares of Golden Isles Common Stock, have executed and delivered to ABC irrevocable proxies pursuant to which, among other things, they agreed to vote their shares of Golden Isles Common Stock in favor of the Merger.

B.   Business Operations.

The Holding Company (GIFH)

GIFH owns 100% of the capital stock of the Bank, FBMC and FCC. The principal role of GIFH is to supervise and coordinate the activities of its subsidiaries and to provide the subsidiaries with capital. GIFH derives all of its income from dividends from its subsidiaries and any interest it earns on funds it holds.

The First Bank of Brunswick (the Bank)

The Bank conducts a general commercial and retail banking business, emphasizing in its marketing the Bank's local management and ownership. The Bank accepts demand, savings, and time deposits of individuals, partnerships and corporations and offers commercial and retail checking accounts, Super NOW accounts, money market accounts, individual retirement accounts and certificates of deposit. The Bank makes various types of level term and installment loans, both personal and commercial, and makes and services long-term mortgage loans as well as individual and business loans. The Bank acts as an issuing agent for U.S. savings bonds, traveler's checks, money orders and cashier's checks, and it offers collection teller services, including wire transfer services. The Bank also offers safe deposit boxes and a night depository facility. In 2000, the Bank began offering the sale of nondeposit investment and annuity products through Raymond James Financial Services, Inc. The Bank provides these services from its main office in Brunswick, Georgia, and its branches in North Glynn County, Jekyll Island, and St. Simons Island, Georgia. Bank deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits.

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

The Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions. As of December 31, 2000, there were a total of eight (8) FDIC-insured institutions operating in the Glynn County markets. Management estimates that as of June 30, 2000, FDIC-insured deposits in Glynn County totaled approximately $893 million, with the Bank having approximately 13.6% of such deposits.

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

C.  Employees.

As of December 31, 2000, GIFH and its subsidiaries employed the equivalent of 65 full-time employees. Management believes that its employee relations are good. There are no collective bargaining agreements covering any of the employees.

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

     As of December 31, 2000, GIFH maintained Tier 1 and Total Risk Based Capital Ratios of 13.8% and 15.0% respectively. For a more detailed analysis of the Company's capital and comparison to regulatory requirements see Item 6 and
Note 14 to the Consolidated Financial Statements in Item 7 below.

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

     The Georgia Department of Banking and Finance regulates all areas of the banks banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

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

Expansion through Branching, Merger or Consolidation.

     With respect to expansion, the Bank was previously prohibited from establishing branch offices or facilities outside of the county in which its main office was located, except:

     1.   in adjacent counties in certain situations, or
     2. by means of merger or consolidation with a bank which has been in existence for at least five years.

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

In November 1999, the Bank purchased 1.3 acres of property in north Glynn County located at 5340 New Jesup Highway. During December 1999 the Bank applied for consent to establish a full-service branch office. Approval for the branch application was obtained from the FDIC and the Georgia Department of Banking and Finance in January 2000. A temporary facility opened on the site in

April 2000 which was replaced by a permanent building in October 2000. The total cost was approximately $1.6 million.

During July 2000, the Bank successfully bid to provide banking services for the Jekyll Island Authority at a leased facility on Jekyll Island, Georgia. The Bank obtained approval from the necessary regulatory authorities in August 2000. A full service branch was opened in the leased location on Jekyll Island in October 2000. The lease is for a period of five years at a rate of $28,000 annually.

Item 3.   Legal Proceedings.

The Company is party to an outstanding lawsuit filed by Fleet Mortgage Corp., plaintiff, against First Bank Mortgage Corporation and Golden Isles Financial Holdings, Inc. being Civil Action No. 00-CP-40-4033 in the Court of Common Pleas, Fifth Judicial Circuit, Richmond County, South Carolina. Plaintiff contends a mortgage sold to it by First Bank Mortgage Corporation was supported by an improper appraisal resulting in $140,000.00 in damages for which plaintiff demands judgment. The defendants have answered and deny they are indebted to plaintiff.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security-holders during the fourth quarter of fiscal 2000 covered by this report.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Before April 18, 1996, there was no established market in which shares of GIFH's Common Stock were regularly traded, nor was there any uniformly quoted prices for such shares. However, on April 18, 1996, the Company Common Stock began to be traded on the NASDAQ Small Capitalization market (NASDAQ-"GIFH") and the former Units were traded under the symbol GIFHU. On May 31, 1998 the warrants attached to the units expired and the trading of the common stock was consolidated under the one symbol GIFH. The high-low range for trades in the Company's Common Stock, for each quarter during 1999 and 2000 in which trades were reported, were as follows:

                              2000
    QUARTER              COMMON STOCK
                     High         Low
    1st               6.875       6.00
    2nd               8.00        6.0312
    3rd               7.125       6.00
    4th               7.00        5.50

                             1999
    QUARTER              COMMON STOCK
                     High         Low
    1st              10.1875      9.0625
    2nd               9.5625      8.75
    3rd               9.25        8.375
    4th               8.4375      6.50

As of February 16, 2001, 2,433,800 shares of GIFH's Common Stock were issued and outstanding to approximately 730 holders of record.

GIFH paid dividends in 2000 in the amount of $197,624 or .08 cents per share. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by GIFH is dividends from the Bank, GIFH may or may not pay dividends in the near future.

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

Results From Operations For Years Ended December 31, 2000 and 1999

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

      The Company's net interest margin decreased two basis points to 4.09% in 2000 as compared to 4.11% in 1999. The yield on average interest-earning assets increased 43 basis points or 5.02% to 9.00% in 2000 as compared to 8.57% in 1999. The interest rate paid on average interest-bearing liabilities increased 46 basis points or 8.76% to 5.71% in 2000 as compared to 5.25% in 1999. As a result of the disproportionate increase in the average interest paid on interest-bearing liabilities as compared with the average rate earned on interest-earning assets, the interest rate spread decreased three basis points to 3.29% in 2000 as compared to 3.32% in 1999. A significant increase in volume of interest-earning assets and interest-bearing liabilities resulted in an increase in net interest income of $583,000 or 11.88% to $5,491,000 in 2000 as compared to $4,908,000 in 1999, representing an increase of $708,000 or 14.43% due to volume and a decrease of $125,000 or 2.55% due to changes in interest rates.

      Average interest-earning assets increased $14,801,000 or 12.39%% to $134,293,000 in 2000 from $119,492,000 in 1999. Average loans increased
$17,850,000; average investments decreased $1,504,000; average Federal funds sold decreased $1,734,000; and average interest-bearing deposits in banks increased $189,000. The increase in average interest-earning assets was funded by an increase of $11,915,000 or 11.33% in average deposits to $117,049,000 in 2000 from $105,134,000 in 1999. Approximately 90% of the total increase in deposits represented an increase in time deposits for which the average interest rate paid on such deposits increased 61 basis points or 10.68% over the average rate paid in 1999. This shift in time deposits with increased interest rates contributed to the overall increase in average interest rate paid on interest-bearing deposits of 46 basis points or 8.76% in 2000 over 1999. Approximately 9.67% and 9.43% of the average deposits were noninterest-bearing deposits in 2000 and 1999, respectively.

Allowance for Loan Losses

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $335,000 in 2000 as compared to $1,470,000 in 1999, representing a decrease of 77% in the provision. The significant provision charged to earnings in 1999 resulted from the replenishment of $736,000 for net charge-offs during the year and the addition of $886,000 to cover an increase in average loans during the year and to cover an increase in nonperforming loans of approximately $938,000 in 1999. The allowance for loan losses as a percentage of total loans outstanding amounted to 1.94% at December 31, 2000 as compared to 2.60% at December 31, 1999.

         The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

Noninterest Income

         Noninterest income amounted to $856,000 and $698,000 for the years ended December 31, 2000 and 1999, respectively. As a percent of total average assets, noninterest income increased to .61% in 2000 from .56% in 1999.

         Following is a summary of noninterest income for the years ended December 31, 2000 and 1999.

                                                                                                   2000             1999
                                                                                             ---------------   --------------
              Noninterest income
                 Income from origination of mortgage loans, less related expenses            $      169,000    $     170,000
                 Service charges on deposit accounts                                                475,000          440,000
                 Net realized gain on sales of securities                                                 -            8,000
                 Other                                                                              212,000           80,000
                                                                                             --------------    -------------
                            Total noninterest income                                         $      856,000    $     698,000
                                                                                             ==============    =============

         The increase in service charges on deposit accounts of $35,000 or 7.95% to $475,000 in 2000 from $440,000 in 1999 resulted from an increase in average deposits on which service charges are earned. The increase in other noninterest income was attributable primarily to other real estate owned transactions.

Noninterest Expense

         Noninterest expense amounted to $4,419,000 and $3,704,000 for the years ended December 31, 2000 and 1999, respectively, representing an increase of $715,000 or 19.30%. As a percent of total average assets, noninterest expense amounted to 3.14% in 2000 as compared to 2.95% in 1999.

         Following is a summary of noninterest expense for the years ended December 31, 2000 and 1999.

                                                                   2000                1999
                                                              --------------       -------------
             Noninterest expense
                Salaries and employee benefits                $    2,440,000       $   2,085,000
                Equipment and occupancy expense                      659,000             559,000
                Advertising and business development                 176,000             160,000
                Legal and professional                               252,000             220,000
                Supplies and printing                                231,000             154,000
                Other operating expenses                             661,000             526,000
                                                              --------------       -------------
                           Total noninterest expense          $    4,419,000       $   3,704,000
                                                              ==============       =============

         Salaries and employee benefits increased $355,000 to $2,440,000 in 2000 from $2,085,000 in 1999, representing an increase of 17.03%. The increase in salaries and employee benefits is the result of an increase in the average number of full-time equivalent employees of the Bank from 50 in 1999 to 65 in 2000, a 30% increase. Equipment and occupancy expense increased $100,000 or 17.89% to $659,000 in 2000 as compared to $559,000 in 1999 . The increase in occupancy expense was attributable to the opening of two new branches in 2000. The opening of the two new branches also accounted for increases in supplies and printing expense. All other noninterest expenses increased $151,000 during 2000.

         For the year ended December 31, 2000, the Company realized net income from operations of $1,082,000 as compared to net income from operations of $275,000 for the year ended December 31, 1999. Net income for 1999 was adversely affected by the significant provision for loan losses charged against income in the amount of $1,470,000.

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

         The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 2000 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company was aware of no events or trends likely to result in a material change in their liquidity. During 2000, the Company's capital increased $787,000 to $14,002,000 at December 31, 2000 as compared to $13,215,000 at December 31, 1999. After the payment of cash dividends of $198,000, the Company retained $884,000 of its net earnings for 2000 as equity capital. After recording an increase in capital of $36,000 from the vesting of restricted stock, an increase in capital of $342,000 from unrealized gains on securities available for sale, and a decrease in capital of $475,000 for the purchase of treasury stock, total capital increased by $787,000.

         At December 31, 2000, the Company had no binding commitments for capital expenditures.

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

         The following table summarizes the regulatory capital levels of the Company at December 31, 2000.

                                                Actual                       Required                       Excess
                                      ---------------------------   ---------------------------   ---------------------------
                                          Amount       Percent          Amount       Percent          Amount       Percent
                                      -------------  ------------   -------------  ------------   ---------------------------
                                                                      (Dollars in Thousands)
                                      ---------------------------------------------------------------------------------------
       Leverage capital                $   14,034       10.0 %       $    5,636        4.0 %       $    8,398        6.0 %
       Risk-based capital:
       Core capital                        14,034       13.8              4,083        4.0              9,951        9.8
         Total capital                     15,321       15.0              8,165        8.0              7,156        7.0

         The Bank also met its individual regulatory capital requirements at December 31, 2000.

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

                                                                            Year Ended December 31,
                                                     -----------------------------------------------------------------------
                                                                    2000                                 1999
                                                     ------------------------------------  ---------------------------------
                                                                  Interest     Average                 Interest    Average
                                                      Average     Income/      Yield/       Average    Income/     Yield/
                                                      Balance     Expense     Rate Paid     Balance    Expense    Rate Paid
                                                     ---------   ----------  -----------  ----------- ---------- -----------
                                                                             (Dollars in Thousands)
                                                     -----------------------------------------------------------------------
            ASSETS
               Interest-earning assets:
                  Loans, net of unearned interest    $ 108,615   $   10,480     9.65 %    $  90,765    $  8,569     9.44 %
                  Investment securities, taxable        20,513        1,276     6.22         22,017       1,334     6.06
                  Federal funds sold                     4,852          310     6.39          6,586         329     5.00
                  Interest-bearing deposits in banks       313           19     6.07            124           7     5.65
                                                     ---------   ----------               ---------    --------
                    Total interest-earning assets      134,293       12,085     9.00        119,492      10,239     8.57
                                                     ---------   ----------               ---------    --------
               Noninterest-earning assets:
                  Cash                                   2,983                                3,022
                  Allowance for loan losses             (2,669)                              (2,007)
                  Unrealized gain (loss) on
                     available for sale securities        (567)                                (120)
                  Other assets                           6,901                                5,117
                                                     ---------                            ---------
                                                         6,648                                6,012
                                                     ---------                            ---------
                    Total assets                     $ 140,941                            $ 125,504
                                                     =========                            =========

                                                                                   Year Ended December 31,
                                                            -----------------------------------------------------------------------
                                                                           2000                                1999
                                                            ------------------------------------ ----------------------------------
                                                                         Interest     Average                Interest    Average
                                                             Average      Income/      Yield/     Average     Income/     Yield/
                                                             Balance      Expense    Rate Paid    Balance     Expense   Rate Paid
                                                            -----------  ----------  ----------- ----------- ---------- -----------
                                                                                    (Dollars in Thousands)
                                                            -----------------------------------------------------------------------

                 LIABILITIES AND
                  STOCKHOLDERS' EQUITY
                Interest-bearing liabilities:
                   Savings and interest-bearing
                    demand deposits                         $   28,087   $   1,080    3.85 %     $   28,154  $   1,136   4.03 %
                   Time deposits                                77,640       4,905    6.32           67,065      3,828   5.71
                   Other borrowings                              9,789         609    6.22            6,237        367   5.88
                                                            ----------   ---------               ----------  ---------
                      Total interest-bearing liabilities       115,516       6,594    5.71          101,456      5,331   5.25
                                                            ----------   ---------               ----------  ---------

                Noninterest-bearing liabilities and
                   stockholders' equity:
                   Demand deposits                              11,322                                9,915
                   Other liabilities                               623                                  719
                   Stockholders' equity                         13,480                               13,414
                                                            ----------                           ----------
                      Total noninterest-bearing liabilities
                      and stockholders' equity                  25,425                               24,048
                                                            ----------                           ----------

                      Total liabilities and stockholders'
                       equity                               $  140,941                           $  125,504
                                                            ==========                           ==========


                Interest rate spread                                                  3.29 %                             3.32 %
                                                                                     =======                            =======

                Net interest income                                      $   5,491                           $   4,908
                                                                         =========                           =========

                Net interest margin                                                   4.09 %                             4.11 %
                                                                                     =======                            =======

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

                                                                             Year Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                             2000 vs. 1999                             1999 vs. 1998
                                                ----------------------------------------  ----------------------------------------
                                                  Increase         Changes Due To          Increase          Changes Due To
                                                              --------------------------                --------------------------
                                                 (Decrease)        Rate        Volume     (Decrease)        Rate         Volume
                                                ------------- ------------- ------------  ------------  ------------  ------------
                                                                             (Dollars in Thousands)
                                                ----------------------------------------------------------------------------------
        Increase (decrease) in:
           Income from earning assets:
              Interest and fees on loans        $     1,911   $       226   $    1,685    $       53    $     (636)   $      689
              Interest on taxable securities            (58)           33          (91)           80           (21)          101
              Interest on Federal funds                 (19)           68          (87)           53           (23)           76
              Deposits in banks                          12             1           11           (17)            -           (17)
                                               ------------   -----------   ----------    ----------    ----------    ----------
                Total interest income                 1,846           328        1,518           169          (680)          849
                                               ------------   -----------   ----------    ----------    ----------    ----------
        Expense from interest-bearing
           liabilities:
           Interest on savings and
           interest-
              bearing demand deposits                   (56)          (53)          (3)          404            20           384
           Interest on time deposits                  1,077           473          604          (275)         (169)         (106)
           Interest on other borrowings                 242            33          209            15           (11)           26
           Interest on debt                               -             -            -          (140)            -          (140)
                                               ------------   -----------   ----------    ----------    ----------    ----------
                Total interest expense                1,263           453          810             4          (160)          164
                                               ------------   -----------   ----------    ----------    ----------    ----------

                Net interest income             $       583   $      (125)  $      708    $      165    $     (520)   $      685
                                               ============   ===========   ==========    ==========    ==========    ==========

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

     As of December 31, 2000, the Company's cumulative one-year interest rate sensitivity gap ratio was 77%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate slightly faster than the Company's interest-earning assets. Certain assumptions regarding the interest sensitivity of these assets and liabilities have been incorporated into this analysis. The Company believes that it has positioned itself to maintain its net interest margin in the event of changes in interest rates. There can be no assurance, however, that this strategy will be successful.

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                              At December 31, 2000
                                                    ------------------------------------------------------------------------
                                                                          Maturing or Repricing Within
                                                    ------------------------------------------------------------------------
                                                      Zero to         Three           One           Over
                                                       Three        Months to       Year to         Three
                                                       Months        One Year     Three Years       Years          Total
                                                    ------------   ------------   -----------    -----------    ------------
                                                                             (Dollars in Thousands)
                                                    ------------------------------------------------------------------------
     Earning assets:
        Interest-bearing deposits in banks          $         98   $          -   $         -    $         -    $         98
        Federal funds sold                                 4,303              -             -              -           4,303
        Investment securities                              2,430            501         6,232          9,768          18,931
        Loans                                             52,092         18,144        19,730         23,437         113,403
                                                    ------------   ------------   ------------   -----------    ------------
                                                          58,923         18,645        25,962         33,205         136,735
                                                    ------------   ------------   ------------   -----------    ------------

   Interest-bearing liabilities:
      Interest-bearing demand deposits                    26,678              -             -              -          26,678
      Savings                                              2,911              -             -              -           2,911
      Certificates less than $100,000                     12,330         33,144         4,566            325          50,365
      Certificates, $100,000 and over                      5,631         17,098         5,263            111          28,103
      Other borrowings                                     3,046            444         2,268          5,527          11,285
                                                    ------------   ------------   -----------    -----------    ------------
                                                          50,596         50,686        12,097          5,963         119,342
                                                    ------------   ------------   -----------    -----------    ------------

   Interest rate sensitivity gap                    $      8,327   $    (32,041)  $    13,865    $    27,242    $     17,393
                                                    ============   ============   ===========    ===========    ============

   Cumulative interest rate sensitivity gap         $      8,327   $    (23,714)  $    (9,849)   $    17,393
                                                    ============   ============   ===========    ===========

   Interest rate sensitivity gap ratio                      1.16           0.37          2.15           5.57
                                                    ============   ============   ===========    ===========

   Cumulative interest rate sensitivity gap ratio           1.16           0.77          0.91           1.15
                                                    ============   ============   ===========    ===========

     The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 62% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years.

                             INVESTMENT PORTFOLIO

Types of Investments

         The amortized cost and fair value of investments in securities available for sale at the dates indicated are summarized as follows:

                                                                                     Gross         Gross
                                                                   Amortized       Unrealized    Unrealized        Fair
                                                                      Cost           Gains         Losses         Value
                                                                 ---------------  ------------- ------------- --------------
                                                                                   (Dollars in Thousands)
                                                                 -----------------------------------------------------------
               December 31, 2000:
                  U. S. Government and agency securities         $       15,130   $         24  $       (76)  $       15,078
                  Mortgage-backed securities                              3,266             13           (9)           3,270
                  Restricted equity securities                              583             -             -              583
                                                                 --------------   ------------  -----------   --------------
                                                                 $       18,979   $         37  $       (85)  $       18,931
                                                                 ==============   ============  ===========   ==============

               December 31, 1999:
                  U. S. Government and agency securities         $       16,646   $          3  $      (534)  $       16,115
                  Mortgage-backed securities                              2,800             -           (36)           2,764
                  Restricted equity securities                              366             -             -              366
                                                                 --------------   ------------  ----------- - --------------
                                                                 $       19,812   $          3  $      (570)  $       19,245
                                                                 ==============   ============  ===========   ==============

Maturities

         The amounts of investments in securities in each category as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                           U. S. Treasury
                                                                           and Other U. S.
                                                                         Government Agencies                State and
                                                                          and Corporations          Political Subdivisions
                                                                                        Yield
                                                                         Amount          (1)          Amount          Yield
                                                                     --------------- ------------  --------------  ------------
                                                                                      (Dollars in Thousands)
                                                                     ----------------------------------------------------------
                Maturity:
                   One year or less                                  $        2,076       6.54 %   $          -          -  %
                   After one year through five years                         10,568       6.29                -          -
                   After five years through ten years                         6,287       6.24                -          -
                   After ten years                                               -          -                 -          -
                                                                     --------------    -------     ------------     ------
                                                                     $       18,931       6.30 %   $          -          -  %
                                                                     ==============    =======     ============     ======

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

                                LOAN PORTFOLIO

Types of Loans

         Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of real estate mortgage loans, which constituted approximately 81% of the Company's loan portfolio as of December 31, 2000. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                                  December 31,
                                                                                       ----------------------------------
                                                                                             2000                1999
                                                                                       ----------------   ---------------
                                                                                             (Dollars in Thousands)
                                                                                       ----------------------------------
                  Commercial, financial and agricultural                               $       14,067     $        15,197
                  Real estate - construction                                                   10,319               7,472
                  Real estate -  mortgage                                                      81,456              70,302
                  Consumer instalment                                                           7,412               5,166
                  Other                                                                           149                 109
                                                                                       --------------     ---------------
                                                                                              113,403              98,246
                  Allowance for loan losses                                                    (2,201)             (2,559)
                                                                                       --------------     ---------------
                  Loans, net                                                           $      111,202     $        95,687
                                                                                       ==============     ===============

         Total loans as of December 31, 2000 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                                                              (Dollars in
                                                                                                               Thousands)
                                                                                                             --------------
Maturity or Repricing Within:
   One year or less                                                                                          $       70,236
   After one year through three years                                                                                19,730
   After three years                                                                                                 23,437
                                                                                                             --------------
                                                                                                             $      113,403
                                                                                                             ==============

         Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

         The following table summarizes loans at December 31, 2000 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                                                              (Dollars in
                                                                                                               Thousands)
                                                                                                             --------------
        Predetermined interest rates                                                                         $       43,167
        Floating or adjustable interest rates                                                                            -
                                                                                                             --------------
                                                                                                             $       43,167
                                                                                                             ==============

Nonperforming Loans

         The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated from continuing operations.


                                                                                                     December 31,
                                                                                              ----------------------------
                                                                                                   2000           1999
                                                                                              -------------  -------------
                                                                                                (Dollars in Thousands)
                                                                                              ----------------------------
      Loans accounted for on a nonaccrual basis                                               $      2,899   $      1,809

      Instalment loans and term loans contractually past due ninety days or more                       214            392
        as to interest or principal payments and still accruing

      Loans, the terms of which have been renegotiated to provide a reduction                          216            632
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

         Following is a summary of the commitments outstanding at December 31, 2000 and 1999.

                                                                                                 2000              1999
                                                                                            ---------------   ---------------
                                                                                                 (Dollars in Thousands)
                                                                                            ---------------------------------
           Commitments to extend credit                                                     $       14,350    $       12,304
           Standby letters of credit                                                                   610               705
                                                                                            ---------------   ---------------
                                                                                            $       14,960    $       13,009
                                                                                            ===============   ===============

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $2,201,000 at December 31, 2000, representing 1.94% of year end total loans outstanding, compared with $2,559,000 at December 31, 1999, which represented 2.60% of year end total loans outstanding. The allowance for loan losses is reviewed monthly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                                         At December 31,
                                                                      -------------------------------------------------------
                                                                                2000                         1999
                                                                      -------------------------    --------------------------
                                                                                    Percent of                   Percent of
                                                                                    Loans in                      Loans in
                                                                                     Category                     Category
                                                                                     to Total                     to Total
                                                                        Amount        Loans          Amount        Loans
                                                                      -----------   -----------    -----------  -------------
                                                                                      (Dollars in Thousands)
                                                                      -------------------------------------------------------
       Commercial, financial,
          industrial and agricultural                                 $    1,430         12%       $    1,756         16 %
       Real estate                                                           594         81               688         79
       Consumer                                                              110          7               115          5
       Unallocated                                                            67          -                 -          -
                                                                      -----------   -----------    -----------  -------------
                                                                      $    2,201        100%       $    2,559        100 %
                                                                      ===========   ===========    ===========  =============

         The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                                      December 31,
                                                                                               --------------------------
                                                                                                    2000           1999
                                                                                               -------------  -----------
                                                                                                 (Dollars in Thousands)
                                                                                               --------------------------
                  Average amount of loans outstanding                                          $   108,615    $    90,765
                                                                                               ===========    ===========
                  Balance of reserve for possible loan losses at
                    beginning of period                                                        $     2,559    $     1,825
                                                                                               -----------    -----------
                  Charge-offs:
                    Commercial, financial and agricultural                                            (613)          (460)
                    Real estate                                                                          -           (210)
                    Consumer                                                                          (252)          (134)
                  Recoveries:
                    Commercial, financial and agricultural                                             112             21
                    Real estate                                                                          -             14
                    Consumer                                                                            59             33
                                                                                               -----------    -----------
                          Net charge-offs                                                             (694)          (736)
                                                                                               -----------    -----------

                  Additions to reserve charged to operating expenses                                   335          1,470
                                                                                               -----------    -----------

                          Balance of reserve for possible loan losses                          $     2,200    $     2,559
                                                                                               ===========    ===========

                  Ratio of net loan charge-offs to average loans                                      0.64%          0.81%
                                                                                               ===========    ===========

                                   DEPOSITS

         Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                                    Year Ended December 31,
                                                                  ---------------------------------------------------------
                                                                              2000                           1999
                                                                  -----------------------------  --------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ---------
                                                                                    (Dollars in Thousands)
                                                                  ---------------------------------------------------------
      Noninterest-bearing demand deposits                         $       11,322          -%     $        9,915         -%
      Interest-bearing demand and savings deposits                        28,087       3.85              28,154      4.03
      Time deposits                                                       77,640       6.32              67,065      5.71
                                                                  --------------                 --------------
              Total deposits                                      $      117,049                 $      105,134
                                                                  ==============                 ==============

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.


                                                                                                  (Dollars in
                                                                                                   Thousands)
                                                                                                 --------------
           Three months or less                                                                  $        5,631
           Over three through twelve months                                                              17,098
           Over twelve months                                                                             5,374
                                                                                                 --------------
                         Total                                                                   $       28,103
                                                                                                 ==============

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the periods indicated is presented below.

                                                                                             Year Ended December 31,
                                                                                       ------------------------------------
                                                                                            2000                1999
                                                                                       ----------------    ----------------
      Return on assets  (1)                                                                  0.77                0.22%

      Return on equity  (2)                                                                  8.03                2.05

      Dividend payout ratio (3)                                                             18.26               72.35*

      Equity to assets ratio (4)                                                             9.56               10.69

(1)      Net income divided by average total assets.
(2)      Net income divided by average equity.
(3)      Dividends declared per share divided by net income per share.
(4)      Average equity divided by average total assets.


* The 1999 dividends of $.08 per share were based on the 1998 earnings of $1,085,000, or $.45 per share.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditor's Report

     Consolidated Balance Sheets - December 31, 2000 and 1999

     Consolidated Statements of Income - Years ended December 31, 2000 and 1999

     Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2000 and 1999

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements.

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Golden Isles Financial Holdings, Inc.
  and Subsidiary
St. Simons Island, Georgia

          We have audited the accompanying consolidated balance sheets of Golden Isles Financial Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Isles Financial Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                      /s/ Mauldin & Jenkins, LLC


Albany, Georgia
January 31, 2001, except for Note 14,
  as to which the date is February 23, 2001

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------
                                                                               2000                    1999
                                                                     --------------------    --------------------
Assets
------
Cash and due from banks                                              $          4,598,403    $          4,017,512
Interest-bearing deposits in banks                                                 97,752                  13,888
Federal funds sold                                                              4,303,000               6,945,000
Securities available for sale, at fair value                                   18,930,924              19,244,799

Loans                                                                         113,402,556              98,246,349
Less allowance for loan losses                                                  2,200,529               2,559,153
                                                                     --------------------    --------------------
          Loans, net                                                          111,202,027              95,687,196
                                                                     --------------------    --------------------

Premises and equipment, net                                                     4,676,129               3,408,237
Other assets                                                                    2,809,223               3,080,575
                                                                     --------------------    --------------------

          Total assets                                               $        146,617,458    $        132,397,207
                                                                     ====================    ====================

Liabilities and Stockholders' Equity
------------------------------------
Deposits
    Noninterest-bearing                                              $         12,758,007    $         10,316,942
    Interest-bearing                                                          108,057,336             102,425,964
                                                                     --------------------    --------------------
          Total deposits                                                      120,815,343             112,742,906
    Federal Home Loan Bank borrowings                                          11,285,157               5,888,829
    Other liabilities                                                             514,526                 550,780
                                                                     --------------------    --------------------
          Total liabilities                                                   132,615,026             119,182,515
                                                                     --------------------    --------------------

Commitments and Contingencies


Stockholders' equity
    Common stock, no par value; 50,000,000
        shares authorized; 2,505,500 issued                                     1,094,338               1,094,338
    Capital surplus                                                            11,730,014              11,693,718
    Retained earnings                                                           1,685,222                 800,904
    Accumulated other comprehensive loss                                          (31,667)               (374,268)
                                                                     --------------------    --------------------
                                                                               14,477,907              13,214,692
    Less cost of shares acquired for the treasury, 71,700 shares                 (475,475)                     --
                                                                     --------------------    --------------------
          Total stockholders' equity                                           14,002,432              13,214,692
                                                                     --------------------    --------------------

          Total liabilities and stockholders' equity                 $        146,617,458    $        132,397,207
                                                                     ====================    ====================

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------
                                                                            2000                    1999
                                                                     ----------------       -----------------
Interest income
    Interest and fees on  loans                                      $     10,479,773       $       8,568,537
    Interest and dividends on taxable securities                            1,276,407               1,334,074
    Other interest income                                                     328,700                 335,991
                                                                     ----------------       -----------------
          Total interest income                                            12,084,880              10,238,602
                                                                     ----------------       -----------------

Interest expense
    Interest on deposits                                                    5,985,497               4,963,675
    Interest on other borrowings                                              608,542                 367,243
                                                                     ----------------       -----------------
          Total interest expense                                            6,594,039               5,330,918
                                                                     ----------------       -----------------

          Net interest income                                               5,490,841               4,907,684
Provision for loan losses                                                     335,000               1,470,000
                                                                     ----------------       -----------------
          Net interest income after provision for loan losses               5,155,841               3,437,684
                                                                     ----------------       -----------------

Other income
    Income from origination of mortgage loans,
        less related expenses                                                 168,605                 169,903
    Service charges on deposit accounts                                       475,288                 440,074
    Net realized gain on sales of securities                                       --                   8,257
    Other                                                                     212,023                  79,751
                                                                     ----------------       -----------------
          Total other income                                                  855,916                 697,985
                                                                     ----------------       -----------------

Other expense
    Salaries and employee benefits                                          2,439,504               2,085,017
    Equipment and occupancy expense                                           658,678                 559,123
    Advertising and business development                                      176,576                 159,802
    Legal and professional                                                    251,789                 220,274
    Supplies and printing                                                     231,418                 154,243
    Other operating expenses                                                  660,831                 525,769
                                                                     ----------------       -----------------
          Total other expense                                               4,418,796               3,704,228
                                                                     ----------------       -----------------

        Income before income tax                                            1,592,961                 431,441

Applicable income tax                                                         511,019                 156,322
                                                                     ----------------       -----------------

          Net income                                                 $      1,081,942       $         275,119
                                                                     ================       =================


Basic earnings per common share:
    Net income                                                       $           0.44       $            0.11
                                                                     ================       =================

Diluted earnings per common share:
    Net income                                                       $           0.44       $            0.11
                                                                     ================       =================

See Notes to Consolidated Financial Statements.

                      GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                 AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           2000                       1999
                                                                                 -------------------     --------------------
Net income                                                                       $         1,081,942     $            275,119
                                                                                 -------------------     --------------------

Other comprehensive income (loss):
    Net unrealized holding gains (losses) on securities
        available for sale arising during period, net of taxes
        (benefits) of $176,491 and $(273,425), respectively                                  342,601                 (530,228)
    Reclassification adjustment for gains included in
        net income, net of taxes of $2,807                                                        --                   (5,450)
                                                                                 -------------------     --------------------
Total other comprehensive income (loss)                                                      342,601                 (535,678)
                                                                                 -------------------     --------------------

Comprehensive income (loss)                                                      $         1,424,543     $           (260,559)
                                                                                 ===================     ====================

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                 Retained
                                                             Common Stock           Capital      Earnings
                                                        -----------------------
                                                         Shares      Par Value      Surplus      (Deficit)
                                                        ---------   -----------   -----------   -----------
Balance, December 31, 1998                              2,474,377   $ 1,094,338   $11,482,666   $   724,462
    Net income                                                 --            --            --       275,119
    Dividends paid, $0.08 per share                            --            --            --      (198,677)
    Vesting of restricted stock                                --            --        37,164            --
Issuance of restricted stock                                4,000            --            --            --
    Proceeds from exercise
        of stock options                                   27,123            --       173,888            --
    Other comprehensive loss                                   --            --            --            --
                                                        ---------   -----------   -----------   -----------
Balance, December 31, 1999                              2,505,500     1,094,338    11,693,718       800,904
    Net income                                                 --            --            --     1,081,942
    Dividends paid, $0.08 per share                            --            --            --      (197,624)
    Vesting of restricted stock                                --            --        36,296            --
    Net treasury stock transactions                            --            --            --            --
    Other comprehensive income                                 --            --            --            --
                                                        ---------   -----------   -----------   -----------
Balance, December 31, 2000                              2,505,500   $ 1,094,338   $11,730,014   $ 1,685,222
                                                        =========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements.


     ------------------------------------------------------------
      Accumulated
         Other                                          Total
     Comprehensive         Treasury Stock           Stockholders'
                        ---------------------
     Income (Loss)       Shares       Cost             Equity
     ------------       ---------   ---------       -------------

     $    161,410              --   $      --       $ 13,462,876
               --              --          --            275,119
               --              --          --           (198,677)
               --              --          --             37,164
     ------------       ---------   ---------       ------------

               --              --          --            173,888
         (535,678)             --          --           (535,678)
                                    ---------       ------------
         (374,268)             --          --         13,214,692
               --              --          --          1,081,942
               --              --          --           (197,624)
               --              --          --             36,296
               --          71,700    (475,475)          (475,475)
          342,601              --          --            342,601
     ------------       ---------   ---------       ------------
     $    (31,667)         71,700   $(475,475)      $ 14,002,432
     ============       =========   ==========      ============

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                        2000                1999
                                                                    ------------        ------------
OPERATING ACTIVITIES
    Net income                                                      $  1,081,942        $    275,119
    Adjustments to reconcile net income to net cash provided
        by operating activities
        Depreciation                                                     303,736             292,102
        Provision for loan losses                                        335,000           1,470,000
        Provision for deferred taxes                                     141,625            (159,224)
        Net gain (loss) on disposal of premises and equipment             (2,000)             21,346
        Net realized gain on securities transactions                          --              (8,257)
        Decrease (increase) in interest receivable                      (160,636)             60,181
        Increase in interest payable                                     117,351              16,728
        Decrease (increase) in taxes receivable                          126,894            (126,894)
        Decrease in taxes payable                                             --            (445,442)
        Net change in other prepaids and accruals                       (166,628)            (43,563)
                                                                    ------------        ------------
              Net cash provided by operating activities                1,777,284           1,352,096
                                                                    ------------        ------------

INVESTING ACTIVITIES
    Decrease (increase) in interest-bearing deposits in bank             (83,864)            108,866
    Decrease (increase) in federal funds sold                          2,642,000          (4,395,000)
    Available for sale securities:
        Proceeds from sales and calls                                         --          11,015,465
        Proceeds from maturities and paydowns                          1,500,000           3,281,826
        Proceeds from redemption of Federal Home

            Loan Bank stock                                                   --             186,100
        Purchases                                                       (667,032)        (11,488,695)
    Increase in loans, net                                           (15,849,831)         (9,217,529)
    Purchase of premises and equipment                                (1,571,628)           (705,988)
    Proceeds from sales of premises and equipment                          2,000                 295
                                                                    ------------        ------------

              Net cash used in investing activities                  (14,028,355)        (11,214,660)
                                                                    ------------        ------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                               2000             1999
                                                           ------------     ------------
FINANCING ACTIVITIES
  Net increase in deposits                                 $  8,072,437     $ 11,470,985
  Net (decrease) increase in Federal Home Loan

     Bank borrowings                                          5,396,328         (611,671)
  Dividends paid                                               (197,624)        (198,677)
  Vesting of restricted stock                                    36,296           37,164
  Proceeds from exercise of stock options                            --          173,888
  Purchase of treasury shares                                  (475,475)              --
                                                           ------------     ------------

        Net cash provided by financing activities            12,831,962       10,871,689
                                                           ------------     ------------

Net increase in cash and due from banks                         580,891        1,009,125

Cash and due from banks at beginning of year                  4,017,512        3,008,387
                                                           ------------     ------------

Cash and due from banks at end of year                     $  4,598,403     $  4,017,512
                                                           ============     ============

SUPPLEMENTAL DISCLOSURES
   Cash paid for:
    Interest                                               $  6,476,688     $  5,314,190

    Income taxes                                           $    242,500     $    887,882


NONCASH TRANSACTIONS
   Unrealized (gains) losses on securities
    available for sale                                     $   (519,093)    $    811,910

   Principal balances of loans transferred to
    other real estate owned                                $         --     $  1,009,165

See Notes to Consolidated Financial Statements.

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

            Golden Isles Financial Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, The First Bank of Brunswick (the "Bank"). The Bank is a commercial bank located in Brunswick, Glynn County, Georgia with branches located on St. Simons Island, Georgia, Jekyll Island, Georgia and in Brunswick, Georgia. The Bank provides a full range of banking services in its primary market area of Glynn County and surrounding counties.

          Basis of Presentation

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

            The Company's consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

          Reclassification of Certain Items

            Certain items in the consolidated financial statements as of and for the year ended December 31, 1999 have been reclassified, with no effect on total assets, total capital or net income, to be consistent with the classifications adopted for the year ended December 31, 2000.

          Cash, Due From Banks and Cash Flows

            For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold and deposits are reported net.

            The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Securities

            Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

            Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

          Loans

            Loans are reported at their outstanding unpaid principal balances less unearned income, deferred fees or costs on originated loans, and the allowance for loan losses. Interest income is accrued on the unpaid balance.

            Loan origination fees, net of certain direct origination costs of consumer and instalment loans are recognized at the time the loan is placed on the books. Because these loan fees are not significant and the majority of loans have maturities of one year or less, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles. Loan origination fees net of certain direct loan origination costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan.

            The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Loans (Continued)

            The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

            A loan is considered impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

          Premises and Equipment

            Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

          Other Real Estate Owned

            Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $789,307 and $1,047,785, respectively.

          Income Taxes

            Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Earnings Per Common Share

            Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income after adjustments for the after-tax income effect of the issuance of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. The weighted-average number of shares outstanding for the years ended December 31, 2000 and 1999 was 2,469,192 and 2,488,236, respectively. The weighted-average number of shares outstanding and potential common shares for the years ended December 31, 2000 and 1999 was 2,478,797 and 2,512,884,
            respectively.

          Comprehensive Income (Loss)

            Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

          Recent Developments

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                  Gross           Gross
                                                Amortized       Unrealized      Unrealized         Fair
                                                   Cost           Gains           Losses          Value
                                               ------------    ------------    ------------    ------------
       Securities Available for Sale
        December 31, 2000:
          U.S. Government and agency
            securities                         $ 15,129,958    $     24,250    $    (76,565)   $ 15,077,643
          Mortgage-backed securities              3,266,245          13,296          (8,961)      3,270,581
          Restricted equity securities              582,700               -               -         582,700
                                               ------------    ------------    ------------    ------------
                                               $ 18,978,903    $     37,546    $    (85,526)   $ 18,930,924
                                               ============    ============    ============    ============

     December 31, 1999:
          U.S. Government and agency
            securities                         $ 16,645,505    $      2,963    $   (534,368)   $ 16,114,100
          Mortgage-backed securities              2,799,966               -         (35,667)      2,764,299
          Restricted equity securities              366,400               -               -         366,400
                                               ------------    ------------    ------------    ------------
                                               $ 19,811,871    $      2,963    $   (570,035)   $ 19,244,799
                                               ============    ============    ============    ============

          Securities with a carrying value of $3,110,926 and $3,034,765 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

          The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                     Amortized          Fair
                                                        Cost           Value
                                                    ------------    ------------

             Due in one year or less                $    499,689    $    501,404
             Due from one year to five years           9,142,134       9,144,839
             Due from five to ten years                5,488,135       5,431,400
             Mortgage-backed securities                3,266,245       3,270,581
             Restricted equity securities                582,700         582,700
                                                    ------------    ------------
                                                    $ 18,978,903    $ 18,903,924
                                                    ============    ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Gains and losses on sales of securities available for sale consist of the following:

                                                                                               Years Ended December 31,
                                                                                          ----------------------------------
                                                                                                2000                1999
                                                                                          -------------      ---------------
                        Gross gains on sales of securities                                $           -      $         8,257
                        Gross losses on sales of securities                                           -                   -
                                                                                          -------------      ---------------
                        Net realized gain on sales of securities available for sale       $           -      $         8,257
                                                                                          =============      ===============

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                                                               December 31,
                                                                                  --------------------------------------
                                                                                          2000                  1999
                                                                                  -----------------     ----------------
                      Commercial and financial                                    $      14,066,945     $     15,197,054
                      Real estate - construction                                         10,318,960            7,472,027
                      Real estate - mortgage                                             81,455,681           70,302,250
                      Consumer installment                                                7,411,971            5,166,018
                      Other                                                                 148,999              109,000
                                                                                  -----------------     ----------------
                                                                                        113,402,556           98,246,349
                      Allowance for loan losses                                          (2,200,529)          (2,559,153)
                                                                                  -----------------     ----------------
                      Loans, net                                                  $     111,202,027     $     95,687,196
                                                                                  =================     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Changes in the allowance for loan losses are as follows:

                                                                                          Years Ended December 31,
                                                                                  ----------------------------------------
                                                                                          2000                   1999
                                                                                  -----------------     ------------------
                      Balance, beginning of year                                  $       2,559,153     $        1,825,319
                         Provision for loan losses                                          335,000              1,470,000
                         Loans charged off                                                 (864,984)              (803,942)
                         Recoveries of loans previously charged off                         171,360                 67,776
                                                                                  -----------------     ------------------
                      Balance, end of year                                        $       2,200,529     $        2,559,153
                                                                                  =================     ==================

         The Bank had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $2,835,824 and $1,808,864 at December 31, 2000 and 1999, respectively. These loans had related allowances for loan losses of approximately $853,000 and $661,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans for 2000 and 1999 was approximately $3,069,000 and $1,507,000, respectively. There was no significant amount of interest income recognized on impaired loans in 2000 or 1999.

         In the ordinary course of business, the Bank has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2000 and 1999 are as follows:

                                                                                        2000                 1999
                                                                                  ---------------      ---------------
                 Balance, beginning of year                                       $     2,214,344      $     1,736,075
                    Advances                                                            2,417,524              665,881
                    Repayments                                                         (1,654,825)            (187,612)
                                                                                  ---------------      ---------------
                 Balance, end of year                                             $     2,977,043      $     2,214,344
                                                                                  ===============      ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                                 December 31,
                                                                                    ----------------------------------------
                                                                                           2000                  1998
                                                                                    -----------------     -----------------
                      Land                                                          $       1,050,428     $         514,235
                      Buildings and improvements                                            2,821,352             2,077,578
                      Furniture and equipment                                               2,273,935             1,404,614
                      Leasehold improvements                                                   14,468                    -
                      Construction in progress                                                 56,557               661,409
                                                                                    -----------------     -----------------
                                                                                            6,216,740             4,657,836
                      Accumulated depreciation                                              1,540,611             1,249,599
                                                                                    -----------------     -----------------
                                                                                    $       4,676,129     $       3,408,237
                                                                                    =================     =================


NOTE 5.  LEASE COMMITMENT

         The Company has leased office space under a noncancellable agreement which expires in September 2005 and requires minimum annual rental payments.

         Total minimum rental payments at December 31, 2000 are due as follows:

             During the year ending December 31,
                2001                                                    27,660
                2002                                                    27,660
                2003                                                    27,660
                2004                                                    27,660
                2005                                                    20,745
                                                                   -----------
                                                                   $   131,385
                                                                   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $28,103,111 and $20,354,848,
         respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

                2001                                             $  72,661,173
                2002                                                 4,549,260
                2003                                                   623,898
                2004                                                   194,968
                2005                                                    15,997
                Due after five years                                   422,931
                                                                 -------------
                                                                 $  78,468,227
                                                                 =============

         Brokered deposits of $13,851,305 and $3,800,995 are included in time deposits at December 31, 2000 and 1999, respectively.

NOTE 7.  FEDERAL HOME LOAN BANK BORROWINGS

         During 2000 and 1999, the Bank obtained funding for mortgage loans from the Federal Home Loan Bank of Atlanta ("FHLB"). At December 31, 2000 and 1999, the advances had a weighted average interest rate of 6.20% and 5.81%, respectively. The Bank's advances from the FHLB are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Bank's stock in the FHLB. A summary of the Bank's borrowings from the FHLB for the years ended December 31, 2000 and 1999 follows:

                                                       2000            1999
                                                  -------------   -------------
             Balance, beginning of year           $   5,888,829   $   6,500,500
                  Advances                            7,000,000       1,000,000
                  Repayments                         (1,603,672)     (1,611,671)
                                                  -------------   -------------
             Balance, end of year                 $  11,285,157   $   5,888,829
                                                  =============   =============

         At December 31, 2000, scheduled maturities of FHLB borrowings are as follows:


             For the year ending December 31,
             --------------------------------
               2001                                           $ 2,490,035
               2002                                               147,002
               2003                                             3,121,043
               2004                                             1,011,014
               2005                                                22,000
               Due after five years                             4,494,063
                                                              -----------
                                                              $11,285,157
                                                              ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EMPLOYEE BENEFIT PLAN

         The Company provides a 401(k) plan for qualified employees to defer up to 10% of their salary with matching contributions from the Company made at the discretion of the Board of Directors. Contributions and administrative expenses charged to expense during 2000 and 1999 amounted to $36,489 and $31,560, respectively.

NOTE 9.  INCOME TAXES

         The provision for income taxes consists of the following:


                                                                                               Years Ended December 31,
                                                                                        -----------------------------------
                                                                                               2000                1999
                                                                                        ----------------    ---------------
                      Current                                                           $        369,394    $       315,546
                      Deferred                                                                   141,625           (159,224)
                                                                                        ----------------    ---------------
                                                                                        $        511,019    $       156,322
                                                                                        ================    ===============

         The Company's provision for income tax differs from the amounts computed by applying the federal income tax statutory rates to income before income tax. A reconciliation of the differences is as follows:

                                                                                    Years Ended December 31,
                                                                   ----------------------------------------------------------
                                                                               2000                           1999
                                                                   ----------------------------   ---------------------------
                                                                       Amount         Percent         Amount         Percent
                                                                   -------------     --------     --------------     --------
               Income tax at statutory rate                        $     541,606        34  %     $      146,690        34 %
                 Miscellaneous permanent differences, net                (30,587)       (2)                9,632         2
                                                                   -------------     --------     --------------     --------
               Provision for income taxes                          $     511,019        32  %     $      156,322        36 %
                                                                   =============     ========     ==============     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of deferred income taxes are as follows:

                                                                                                    December 31,
                                                                                        -------------------------------------
                                                                                               2000                1999
                                                                                        ----------------    ----------------
                      Deferred tax assets:
                         Allowance for loan losses                                      $        574,403    $        738,733
                         Nonaccrual loan interest receivable                                      65,200              38,635
                         Securities available for sale                                            16,313             192,804
                                                                                        ----------------    ----------------
                                                                                                 655,916             970,172
                                                                                        ----------------    ----------------

                      Deferred tax liabilities:
                         Premises and equipment                                                   91,383              87,523
                                                                                        ----------------    ----------------

                      Net deferred tax assets                                           $        564,533    $        882,649
                                                                                        ================    ================

NOTE 10. EARNINGS PER COMMON SHARE

         The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share.

                                                                              Year Ended December 31, 2000
                                                                ---------------------------------------------------------
                                                                     Income              Shares            Per Share
                                                                  (Numerator)        (Denominator)           Amount
                                                                ---------------     -----------------   -----------------
                    Basic earnings per share
                       Net income                               $     1,081,942            2,469,192    $           0.44
                                                                                                        ================

                    Effect of Dilutive Securities
                       Stock options                                          -                9,605
                                                                ---------------     ----------------
                    Dilutive earnings per share
                       Net income                               $     1,081,942            2,478,797    $           0.44
                                                                ===============     ================    ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Year Ended December 31, 1999
                                                                --------------------------------------------------------
                                                                     Income              Shares            Per Share
                                                                  (Numerator)        (Denominator)           Amount
                                                                ----------------    ----------------    ----------------
                    Basic earnings per share
                       Net income                               $        275,119           2,488,236    $           0.11
                                                                                                        ================

                    Effect of Dilutive Securities
                       Stock options                                          -               24,648
                                                                ----------------    ----------------
                    Dilutive earnings per share
                       Net income                               $        275,119           2,512,884    $           0.11
                                                                ================    ================    ================

NOTE 11. COMMITMENTS AND CONTINGENCIES

         The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments is as follows:

                                                                                                   December 31,
                                                                                       -------------------------------------
                                                                                              2000                 1999
                                                                                       ----------------     ----------------
                                Commitments to extend credit                           $     14,349,504     $     12,304,272
                                Standby letters of credit                                       610,455              705,405
                                                                                       ----------------     ----------------
                                                                                       $     14,959,959     $     13,009,677
                                                                                       ================     ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.

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

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 12.  CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in and around Glynn County, Georgia. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Glynn County area.

          Approximately 81% of the Company's loan portfolio is concentrated in real estate loans, of which 9% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
          Note 3.

          The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,525,000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  RESTRICTED STOCK, STOCK OPTIONS AND STOCK WARRANTS

          Restricted Stock

             In August 1994, the Company granted 9,260 shares of restricted stock to four key employees. Of the above shares, 8,100 were forfeited in 1997, and the remaining 1,160 shares vested in August 1999. In July 1995, the Company granted 62,570 shares of restricted stock to eight directors. In 1997, 22,558 of these shares were forfeited. In December 1998, the Company granted 4,000 shares of restricted stock to two directors. All of the remaining 44,012 shares will be fully vested by the end of the seventh year from the date of the grant. The cost of the restricted stock is being amortized on the straight-line method over the applicable vesting periods. The amortization expense on restricted stock was $36,296 and $37,164 for the years ended December 31, 2000 and 1999, respectively, and the same amounts were credited to capital surplus.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock Options (Continued)

          A summary of the status of the three plans at December 31, 2000 and 1999, and changes during the years ended on those dates, is as follows:

                                                                          2000                           1999
                                                              ----------------------------   ------------------------------
                                                                               Weighted-                      Weighted-
                                                                                Average                        Average
                                                                                Exercise                       Exercise
                                                                 Number          Price          Number          Price
                                                              -----------    -------------   -----------     --------------
                    Under option, beginning of the year           188,775    $        7.63       149,805     $       6.89
                       Granted                                      6,000             6.27        79,258             8.43
                       Exercised                                        -               -        (27,123)            6.41
                       Forfeited                                   (2,000)            6.84       (13,165)            6.65
                                                             ------------                    -----------
                    Under option, end of year                     192,775             7.54       188,775             7.63
                                                             ============                    ===========

                    Exercisable at end of year                    164,939                        148,275
                                                             ============                    ===========

                    Weighted-average fair value per
                       option of options granted
                       during year                               $   3.44                      $    3.60
                                                             =============                   ===========

          Additional information about options outstanding at December 31, 2000 is as follows:

                                         Options Outstanding                                    Options Exercisable
              --------------------------------------------------------------------------- --------------------------------
                                                            Weighted-       Weighted-                        Weighted-
                     Range of                                Average         Average                          Average
                     Exercise              Number          Contractual       Exercise         Number          Exercise
                      Prices             Outstanding      Life in Years       Price        Outstanding         Price
              ----------------------- -----------------   --------------- --------------- --------------   --------------
                  $4.00 - $4.99                  24,254        1.51       $         4.04          24,254   $         4.04
                  $6.00 - $6.99                  67,049        7.71                 6.51          50,047             6.45
                  $7.00 - $7.99                  10,000        8.02                 7.30          10,000             7.30
                  $8.00 - $8.99                   4,966        9.76                 8.36           4,966             8.36
                  $9.00 - $9.99                  86,506        8.79                 9.41          75,672             9.44
                                      -----------------                                   --------------
                                                192,775                                          164,939
                                      =================                                   ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock Options (Continued)

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

                                                                                   December 31,
                                                        -----------------------------------------------------------------
                                                                      2000                              1999
                                                        ---------------------------------  ------------------------------
                                                                              Basic                             Basic
                                                              Net           Net Income           Net          Net Income
                                                             Income         Per Share          Income         Per Share
                                                        ---------------   -------------    --------------   -------------
                       As reported                      $     1,081,942   $        0.44    $      275,119   $        0.11
                       Stock based compensation,
                          net of related tax effect             (37,401)           (.02)         (111,392)          (0.04)
                                                        ---------------   -------------    --------------   -------------
                       As adjusted                      $     1,044,541   $        0.42    $      163,727   $        0.07
                                                        ===============   =============    ==============   =============

          The fair value of the ions granted in 2000 was based upon the discounted value of future cash flows of the options using the following assumptions:


                       Risk-free interest rate                                                                       5.65%
                       Expected life of the options                                                               10 years
                       Expected dividend yield                                                                       1.22%
                       Expected volatility                                                                          44.28%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $600,800 of the Bank's retained earnings were available for dividend declaration without regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which it is subject.

          As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                       To Be Well
                                                                              For Capital           Capitalized Under
                                                                               Adequacy             Prompt Corrective
                                                       Actual                  Purposes             Action Provisions
                                                ---------------------    ---------------------    ---------------------
                                                   Amount       Ratio       Amount       Ratio       Amount       Ratio
                                                ------------    -----    ------------    -----    ------------    -----
   As of December 31, 2000
     Total Capital to Risk Weighted Assets
          Consolidated                          $ 15,321,300    15.0%    $  8,164,900     8.0%       - - - N/A - - -
          Bank                                  $ 12,690,600    12.4%    $  8,162,000     8.0%    $ 10,202,500    10.0%
     Tier I Capital to Risk Weighted Assets
          Consolidated                          $ 14,034,100    13.8%    $  4,082,500     4.0%       - - - N/A - - -
          Bank                                  $ 11,403,800    11.2%    $  4,081,000     4.0%    $  6,121,500     6.0%
     Tier I Capital to Average Assets
          Consolidated                          $ 14,034,100    10.0%    $  5,636,200     4.0%       - - - N/A - - -
          Bank                                  $ 11,403,800     8.1%    $  5,634,700     4.0%    $  7,043,400     5.0%

   As of December 31, 1999
     Total Capital to Risk Weighted Assets
          Consolidated                          $ 14,767,500    15.9%    $  7,432,000     8.0%       - - - N/A - - -
          Bank                                  $ 11,401,300    12.3%    $  7,416,600     8.0%    $  9,270,800    10.0%
     Tier I Capital to Risk Weighted Assets
          Consolidated                          $ 13,589,000    14.6%    $  3,716,000     4.0%       - - - N/A - - -
          Bank                                  $ 10,225,200    11.0%    $  3,708,300     4.0%    $  5,562,500     6.0%
     Tier I Capital to Average Assets
          Consolidated                          $ 13,589,000    10.8%    $  5,020,200     4.0%       - - - N/A - - -
          Bank                                  $ 10,225,200     8.2%    $  5,016,300     4.0%    $  6,270,400     5.0%


NOTE 15.  PENDING MERGER

          The Company has entered into a definitive merger agreement with ABC Bancorp, Inc., a financial institutions holding company with headquarters in Moultrie, Georgia, whereby ABC would acquire all of the outstanding stock of the Company in exchange for a combination of cash and ABC's common stock. The merger is subject to approval by the Company's shareholders and certain regulatory authorities and the registration of ABC's common stock to be issued in connection with the merger. As a result of the merger, The First Bank of Brunswick, a wholly-owned subsidiary of the Company, will become a wholly-owned subsidiary of ABC. The First Bank of Brunswick will continue to conduct its normal operations as a wholly-owned subsidiary of ABC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

          Cash and Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold

            The carrying amounts of cash and due from banks, interest-bearing deposits in banks and federal funds sold approximate fair value.

          Securities

            Fair values for securities available for sale are based on available quoted market prices. The carrying values of other investments with no readily determinable fair value approximate fair values.

          Loans

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

          Deposits:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Federal Home Loan Bank Borrowings

            The fair values of the Company's borrowings from the FHLB are estimated using discounted cash flow models, using current market interest rates offered on similar types of borrowing arrangements.

          Off-Balance-Sheet Instruments

            Fair values of the Bank's off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Bank's off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

            The estimated fair values and related carrying values of the Company's financial instruments were as follows:

                                                       December 31, 2000                 December 31, 1999
                                                 ------------------------------    ------------------------------
                                                   Carrying           Fair           Carrying           Fair
                                                    Amount            Value           Amount            Value
                                                 -------------    -------------    -------------    -------------
      Financial assets:
         Cash and due from banks,
            interest-bearing deposits in
            banks, and federal funds sold        $   8,999,155    $   8,999,155    $  10,976,400    $  10,976,400
         Securities                                 18,930,924       18,930,924       19,244,799       19,244,799
         Loans                                     111,202,027      111,837,000       95,687,196       94,784,000

      Financial liabilities:
         Deposits                                  120,815,343      122,716,000      112,742,906      111,556,000
         FHLB borrowings                            11,285,157       11,653,000        5,888,829        5,572,000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of income and cash flows for Golden Isles Financial Holdings, Inc. as of and for the years ended December 31, 2000 and 1999.


                                                              CONDENSED BALANCE SHEETS

                                                                                               2000                 1999
                                                                                        ----------------     ----------------
                                                    Assets
                                                    ------

                          Cash                                                          $      2,619,178     $      3,269,789
                          Investment in subsidiary                                            11,372,155            9,850,933
                          Premises and equipment, net                                                 -                 3,922
                          Other assets                                                            35,836              104,202
                                                                                        ----------------     ----------------

                               Total assets                                             $     14,027,169     $     13,228,846
                                                                                        ================     ================

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------

                       Liabilities, other                                               $         24,737     $         14,154
                                                                                        ----------------     ----------------

                       Stockholders' equity                                                   14,002,432           13,214,692
                                                                                        ----------------     ----------------

                               Total liabilities and stockholders' equity               $     14,027,169     $     13,228,846
                                                                                        ================     ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         CONDENSED STATEMENTS OF INCOME

                                                                                              2000                1999
                                                                                       ---------------     ---------------
                      Income
                         Interest                                                      $            61     $        66,866
                         Other                                                                  19,635              20,645
                                                                                       ---------------     ---------------
                                Total income                                                    19,696              87,511
                                                                                       ---------------     ---------------


                      Expense
                         General and administrative                                            225,520             311,597
                                                                                       ---------------     ---------------
                              Total expense                                                    225,520             311,597
                                                                                       ---------------       -------------


                              Loss before income tax benefits and
                                 equity in undistributed income of subsidiary                 (205,824)           (224,086)


                      Income tax benefits                                                     (109,145)            (73,365)
                                                                                       ---------------     ---------------


                               Loss before  equity in undistributed income
                                 of subsidiary                                                 (96,679)           (150,721)

                      Equity in undistributed income of subsidiary                           1,178,621             425,840
                                                                                       ---------------     ---------------


                              Net income                                               $     1,081,942     $       275,119
                                                                                       ===============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              2000                1999
                                                                                       ---------------     ---------------
                    OPERATING ACTIVITIES
                       Net income                                                      $     1,081,942     $       275,119
                       Adjustments to reconcile net income to net
                          cash used in operating activities:
                          Depreciation                                                           1,626               6,752
                          Undistributed income of subsidiaries                              (1,178,621)           (425,840)
                          Net loss on disposal of premises and equipment                         2,296               4,716
                          Change in other prepaids, receivables, deferrals and
                                accruals, net                                                   78,949            (328,137)
                                                                                       ---------------     ---------------


                            Net cash used in operating activities                              (13,808)           (467,390)
                                                                                       ---------------     ---------------


                    FINANCING ACTIVITIES
                       Purchase of treasury shares                                            (475,475)                -
                       Dividends paid                                                         (197,624)           (198,677)
                       Vesting of restricted stock                                              36,296              37,164
                       Proceeds from exercise of stock options                                     -               173,888
                                                                                       ---------------     ---------------


                                Net cash provided by (used in) financing activities           (636,803)             12,375
                                                                                       ---------------     ---------------


                    Net  decrease in cash                                                     (650,611)           (455,015)


                    Cash at beginning of year                                                3,269,789           3,724,804
                                                                                       ---------------     ---------------


                    Cash at end of year                                                $     2,619,178     $     3,269,789
                                                                                       ===============     ===============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

For the five-year period ended December 31, 2000, there has been no disagreement between GIFH and its accountants, Mauldin & Jenkins, on any matter of accounting principal, practice or financial statement disclosure. Mauldin & Jenkins served as GIFH's accountants since 1996.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and executive officers of GIFH are as follows:

                                                                      Director
   Name (Age)                        Position With Company              Since
   ----------                        ---------------------              -----

L. McRee Harden (45)           Director                                  1988
Michael D. Hodges (47)         Director, President and CEO of Bank;      1991
Russell C. Jacobs, Jr. (65)    Director                                  1988
James M. Fiveash (70)          Director                                  1997
Claude Kermit Keenum (65)      Director                                  1988
Charles Ray Acosta (60)        Director                                  1997
Jimmy D. Veal (52)             Vice Chairman and Secretary/Treasurer     1987
J. Thomas Whelchel (66)        Chairman and CEO                          1988
Charles K. Werk (50)           Director                                  1999
Michael J. Kistler (49)        Director                                  2000

Members of the Board of Directors serve for a period of one year, or until their death, resignation, removal or replacement under GIFH's governing instruments by a duly elected and qualified candidate.

A brief account of the business experience of each of the directors and executive officers during the past five years is set out below.

L. McRee Harden. Mr. Harden has been a director of the Company since July 1988, and a director of the Bank since February 1990. Mr. Harden is the co-owner of a company which operates a chain of approximately nine convenience stores in south Georgia.

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

Russell C. Jacobs, Jr. Mr. Jacobs has been a director of the Company since July 1988 and the Bank since February 1990. He also has been a Vice Chairman of the Bank since July 1995. Mr. Jacobs is self-employed as an agent for the Equitable Financial Companies, and as a registered representative with AXA Advisors, Inc. Mr. Jacobs holds both the Chartered Life Underwriter ("CLU") and Chartered Financial Consultant ("CHFC") designations.

James M. Fiveash. Mr. Fiveash initially served as a director of the Company from 1989 until his resignation in 1994, and was elected as a director of the Company at the 1997 Annual Meeting of Shareholders. Mr. Fiveash is retired, and serves as part-time president of The Fiveash Company, which is in the business of renting trucking terminals.

Claude Kermit Keenum. Mr. Keenum has been a director of the Company since July 1988 and a director of the Bank since February 1990. He was the Superintendent of the Glynn County School System from 1980 to 1989 and the Superintendent of the Cobb County School System in metropolitan Atlanta from 1989 to 1992. Mr. Keenum was most recently President of Southeastern Communication Systems, Inc. and Keenum's Educational Services, Inc., and is now retired.

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

Jimmy D. Veal. Mr. Veal has been a Vice Chairman of the Company since July 1995. He has been a director of the Company since June 1987 and Secretary/Treasurer of the Company since September 1992. He has been a Vice Chairman of the Bank since July 1995 and a director of the Bank since July 1990. He is the owner of a hotel on Jekyll Island, Georgia.

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

Michael J. Kistler. Mr. Kistler obtained his Juris Doctorate from the Thomas M. Cooley Law School in Lansing, Michigan in 1976 and practiced law until 1980. Mr. Kistler currently develops real estate with a company he formed in 1982, Development Associates, Inc. located in Savannah, Georgia. Development Associates, Inc. focuses on conventional investment property acquisitions, acquiring properties in Georgia and Alabama.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2000 and Form 5 and amendments thereto furnished to the Company during 1999, no person who, at any time during 2000, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2000 fiscal year or previously, except Director Whelchel was late in filing on Form 5 for the year ended December 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table is a summary of compensation paid during the past four years to the individual serving as the Company's CEO during 2000 and any other executive officer who during 2000 earned in excess of $100,000 in annual salary and bonus.

                          SUMMARY COMPENSATION TABLE

                                                                                    SECURITIES
                                                 OTHER ANNUAL  RESTRICTED/1/2/3/    UNDERLYING      LTIP     ALL OTHER
NAME AND POSITION     YEAR   SALARY    BONUS   COMPENSATION    STOCK AWARDS     OPTIONS/SARS(#)  PAYOUTS  COMPENSATION
----------------------------------------------------------------------------------------------------------------------
J. THOMAS WHELCHEL    2000      -----    -----        -----             -----           3,000     -----      6,000/7/
CEO
                      1999      -----    -----        -----             -----           7,825     -----      6,000/7/

                      1998      -----    -----        -----             -----          14,006/4/  -----      1,500/7/

                      1997     91,872/5/ -----        -----             -----           -----     -----      -----

MICHAEL D. HODGES     2000    130,000    -----        -----             -----               0     -----      3,290/6/
PRESIDENT
FIRST BANK OF         1999    130,000    -----        -----             -----           1,668     -----      3,300/6/
BRUNSWICK
                      1998    130,000    -----        -----             -----          10,368/4/  -----      2,995/6/

                      1997    120,919    -----        -----             -----           -----     -----      -----

----------------------------------------------------------------------------------------------------------------------

     /1/ In the event that the Company declares a dividend on its outstanding shares of Common Stock, then such dividend will be equally applicable to the restricted stock reported in this column.

     /2/ The aggregate number of shares of restricted stock held by J. Thomas Whelchel as of December 31, 2000, is 10,325 shares and the value of such shares is $44,710 based on the terms of the following vesting schedule. Under the terms of the award of these restricted shares to Mr. Whelchel in 1995 ("1995 Restricted Stock") one-seventh of such shares (1,475) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Whelchel becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

     /3/ The aggregate number of shares of restricted stock held by Michael D. Hodges as of December 31, 2000, is 2,390 shares and the value of such shares is $11,670, based on the following schedule. Of the shares of restricted stock, 775 were awarded to Mr. Hodges in 1994 ("1994 Restricted Stock"), all of which vested on August 16, 1999. Under the terms of the award of 1,615 shares of restricted stock awarded to Mr. Hodges in 1995 ("1995 Restricted Stock"), one-seventh of such shares (230 shares) became vested on July 25, 1996; another one-seventh became vested on July 25, 1997; and an additional one-seventh of such shares will vest on July 25 of each year thereafter until all such shares have vested. If at any time Mr. Hodges becomes neither a director nor an executive officer of the Company or any subsidiary of the Company, then he shall forfeit any shares of 1995 Restricted Stock which has not already vested at the time of the event which triggers such forfeiture.

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

     /6/ These amounts represent the Company's matching contribution to the Company 401(k) plan for Mr. Hodges in 1998, 1999, and 2000.

     /7/ These amounts represent director's fees paid to Mr. Whelchel in 1998, 1999, and 2000.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

Name                  Shares acquired on   Value Realized    Number of securities underlying        Value of Unexercised
                      exercise (#)         (#)               Unexercised Options/SARS at FY-End     in-the-money options
                                                             (Exercisable/Unexercisable)            SARs at FY-End
                                                                                                    (Exercisable/Unexercisable)
J. Thomas Whelchel         ------           ------                      26,221/2/                          $   695/0/1/

Michael D. Hodges          ------           ------                      42,160/3/                          $50,154/0/1/

     No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2000.

     The Company does not have any Long Term Incentive Plans in effect.

     /1/ Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock at February 16, 2001 ($6.50) and the exercise prices of the options.

     /2/ On January 18, 1996, options on 1,390 at $6.00 per share were awarded to Mr. Whelchel as compensation with respect to his services as a director. In 1998 he was granted options on 3,836 shares at $9.36 per share, 2,500 shares at $9.54 per share, 2,500 shares at $9.71 per share, 2,500 shares at $9.17 per share and 2,620 shares at $9.64 per share. The 3000 options granted in 2000 are listed in the table on the following page. In 1999 he was granted options on 2,500 shares at $9.49 per share, 385 shares at $9.40 per share, 565 shares at $9.23 per share, 300 shares at $9.16 per share, 658 shares at $8.36 per share, and 713 shares at $6.84 per share. In 2000 he was granted options on 3,000 shares at $6.54 per share.

     /3/ Michael D. Hodges has the right to acquire 42,160 shares of the Company's common stock pursuant to stock options issued by the Company to Mr. Hodges. Of the 42,160 stock options, 18,750 are exercisable at the price of $4.00 per share, 1,003 are exercisable at the price of $4.60 per share, 1,408 are exercisable at the price of $6.25 per share, 6,921 are exercisable at the purchase price of $6.50 per share, 2,042 are exercisable at the price of $6.00 per share, 5,000 shares are exercisable at $7.60 per share, 3,165 shares are exercisable at $9.36 per share and 2,203 shares are exercisable at $9.64 per share, 265 shares are exercisable at $9.40 per share, 406 shares are exercisable at $9.23 per share, 449 shares are exercisable at $8.36 per share, and 548 shares are exercisable at $6.84 per share. No options were granted to Mr. Hodges in 2000.

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR (2000)
                              (Individual Grants)

--------------------------------------------------------------------------------------------------------------------------
                     Number of Securities       Percent of Total Options/SARs
      Name         Underlying Options/SARs         Granted to Employees in         Exercise or Base Price      Expiration
                         Granted (#)                     Fiscal Year                     ($/share)                Date
--------------------------------------------------------------------------------------------------------------------------
CEO - J. Thomas            3,000                             50%                           $6.54                01/26/10
 Whelchel
--------------------------------------------------------------------------------------------------------------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth share ownership information as of December 31, 2000 with respect to any person known to GIFH to be a beneficial owner of more than 5% of GIFH's Common Stock, including Common Stock owned in the form of Units. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned. Percentage ownership is calculated based on outstanding shares plus outstanding options that are exercisable within sixty
(60) days.

Security Ownership of Certain Beneficial Owners*

Name and Address                    Number of     Percent of
of Beneficial Owner                 Shares        Class

1.   Michael J. Kistler             165,000       6.45%
109 Modena Island Drive
Savannah, Georgia 31411

2.   Charles Werk                   148,394       5.81%
203 Medinah
St. Simons Island, Georgia 31522

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

The following table sets forth share ownership information as of December 31, 2000, with respect to (i) each director and named executive officer of GIFH who beneficially owns Common Stock, including Common Stock owned in the form of Units, and (ii) all directors and named executive officers of GIFH as a group. The information as to beneficial ownership was furnished to GIFH by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. Percentage ownership is calculated based on outstanding shares plus outstanding options that are exercisable within sixty (60) days.

Security Ownership of Management*

                                                           Percent
Name and Address                                           -------
of Beneficial Owner                Number of Shares        of Class
-------------------                ----------------        --------

L. McRee Harden (1)                     24,745                .97%
P.O. Box 2369
Darien, GA 31305

Michael D. Hodges (2)                   91,838               3.59%
207 Dunbarton Drive
St. Simons Island, GA 31522

Russell C. Jacobs, Jr. (3)              24,769                .97%
308 Oak Grove Island Drive
Brunswick, GA 31525

C. Kermit Keenum (4)                    23,687                .93%
100 Old Mountain Road
Powder Springs, GA 30073

Jimmy D. Veal (5)                       92,458               3.62%
290 Osprey
Brunswick, GA 31525

J. Thomas Whelchel (6)                  59,999               2.35%
22 Boundary Lane
St. Simons Island, GA 31522

Charles R. Acosta (7)                   36,173               1.41%
226 Medinah
St. Simons Island, GA 31522

James M. Fiveash (8)                    16,167                .63%
605 King Cotton Row
Brunswick, GA 31525

Charles K. Werk (9)                    148,394               5.81%
203 Medinah
St. Simons Island, GA 31522

Michael J. Kistler (10)                165,000               6.45%
109 Modena Island Drive                -------               ----
Savannah, GA 31411

All Directors and Executive            683,230              26.73%

Officers as a Group (10 persons)
*Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Act. Under such rule, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty
(60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) Includes 1,250 shares owned by his wife for which he disclaims beneficial ownership. Also includes the right to acquire 9,745 shares pursuant to vested options.
(2) Includes 14,500 shares owned by his wife for which he disclaims beneficial ownership. Also includes the right to acquire 42,160 shares pursuant to vested options.
(3)   Includes the right to acquire 9,269 shares pursuant to vested options.
(4)   Includes the right to acquire 8,187 shares pursuant to vested options.
(5) Includes the right to acquire 12,518 shares pursuant to vested options and 18,875 shares owned by his two adult sons for which he disclaims beneficial ownership.
(6) Includes 25 shares owned by Mr Whelchel's daughter and 1,500 owned by his wife for which he disclaims beneficial ownership, and 26,221 shares pursuant to vested options.
(7)   Includes the right to acquire 5,547 shares pursuant to vested options.
(8) Includes 8,000 shares owned individually by Mr. Fiveash and 1,250 shares deemed beneficially owned by him in custodian accounts for a minor child. Also includes the right to acquire 6,917 shares pursuant to vested options.
(9) Includes the right to acquire 1,264 shares pursuant to vested options and 1,000 shares owned by his wife for which he disclaims beneficial ownership.
(10) Includes 3,000 shares deemed beneficially owned by him in custodian accounts for minor children.

Item 12.  Certain Relationships and Related Transactions.

During 2000, the Bank loaned funds to certain of GIFH's executive officers and directors or to businesses in which such persons had an interest. All such loans were: (a) in the ordinary course of business, (b) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

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

10(g)     Golden Isles Financial Holdings, Inc. 1995 Stock Option Plan (filed as
          Exhibit 10.(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 (File Number 33-19735-A), filed with the Commission on November 13, 1995 and incorporated herein by reference).

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

10(q) Agreement and Plan of Merger by and between ABC Bancorp and Golden Isles Financial Holdings, Inc. (filed as Exhibit 2 to Registrant's current report on Form 8-K, filed with the Commission on February 21, 2001, and incorporated herein by reference).

21 Subsidiaries of GIFH (filed as Exhibit 21 to Registrant's Annual Report on Form 10-KSB, filed with the Commission on March 31, 1997, and incorporated herein by reference).

24        Power of Attorney.

99(a) Amendment No. 2 to Registrant's Registration Statement on Form SB-2 (File No. 33-77822), filed with the Commission on April 29, 1995, is incorporated herein by reference.

99(b) Text of Resolution adopted by Company's Board of Directors on December 9, 1996 (filed as Schedule 1 to Registrant's Definitive Proxy Statement dated February 17, 1997 (File No. 0-27448), and filed with the Commission on February 18, 1997, and incorporated herein by reference).

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed on behalf of Registrant by the undersigned, thereunto duly authorized, in the City of St. Simons Island, State of Georgia, on March 28, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2001.

/s/ J. Thomas Whelchel            Chairman of the Board of Directors,
----------------------------
J. Thomas Whelchel                Chief Executive Officer (principal executive
                                  officer)

/s/ L. McRee Harden               Director
----------------------------
L. McRee Harden

/s/ Michael D. Hodges             President, Chief Operating Officer
----------------------------
Michael D. Hodges                 and Director

/s/ Russell C. Jacobs, Jr.        Director
----------------------------
Russell C. Jacobs, Jr.

/s/ James M. Fiveash              Director
----------------------------
James M. Fiveash

/s/ Claude Kermit Keenum          Director
----------------------------
Claude Kermit Keenum

/s/ Charles Ray Acosta            Director
----------------------------
Charles Ray Acosta

/s/ Jimmy D. Veal                 Vice Chairman of the Board of
----------------------------
Jimmy D. Veal                     Directors; Secretary and Treasurer

/s/ Charles K. Werk               Director
----------------------------
Charles K. Werk

/s/ Michael J. Kistler            Director
----------------------------
Michael J. Kistler

INDEX TO EXHIBITS

Exhibit                                                  Sequential
Number          Description                             Page Number

None