Form 10QSB
period 2001-03-31
GOLDEN ISLES FINANCIAL HOLDINGS INC
filed 2001-05-15
CIK 828749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Common Stock, no par value per share: 2,433,800 shares outstanding as of May 1, 2001.

Transitional Small Business Disclosure Format:
Yes      No     X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                 March 31,             December 31,
                                                                    2001                   2000
                                                             -------------------    -------------------
ASSETS                                                           (Unaudited)             (Audited)
                                                             -------------------    -------------------
Cash and due from banks                                      $         6,104,155    $         4,598,403
Interest-bearing deposits in banks                                       141,542                 97,752
Federal funds sold                                                     3,259,000              4,303,000
Securities available for sale, at fair value                          19,860,909             18,348,224
Other investments, at cost                                               582,700                582,700

Loans                                                                115,995,099            113,402,556
Less allowance for loan losses                                         2,213,111              2,200,529
                                                             -------------------    -------------------
     Loans, net                                                      113,781,988            111,202,027
                                                             -------------------    -------------------

Property and equipment, net                                            4,620,584              4,676,129
Other assets                                                           2,916,152              2,809,223
                                                             -------------------    -------------------

     Total assets                                            $       151,267,030    $       146,617,458
                                                             ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits

  Non-interest bearing demand                                $        11,887,996    $        12,758,007
  Interest-bearing demand                                             10,968,489              9,270,312
  Savings                                                              2,990,988              2,911,097
  Time, $100,000 and over                                             29,731,022             23,642,798
  Other time                                                          69,450,563             72,233,129
                                                             -------------------    -------------------
     Total deposits                                                  125,029,058            120,815,343
                                                             -------------------    -------------------

Federal Home Loan Bank borrowings                                     11,239,657             11,285,157
Other liabilities                                                        716,649                514,526
                                                             -------------------    -------------------

     Total liabilities                                               136,985,364            132,615,026
                                                             -------------------    -------------------

Shareholders' Equity:
  Common stock, no par value
    50 million shares authorized, 2,505,500 shares
    issued and outstanding                                             1,094,338              1,094,338
Capital surplus                                                       11,739,088             11,730,014
Retained earnings                                                      1,880,561              1,685,222
Accumulated other comprehensive income (loss)                             43,154                (31,667)
Less cost of shares acquired for the treasury, 71,700 shares            (475,475)              (475,475)
                                                             -------------------    -------------------
     Total shareholders' equity                                       14,281,666             14,002,432
                                                             -------------------    -------------------

Total liabilities and shareholders' equity                   $       151,267,030    $       146,617,458
                                                             ===================    ===================

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                    2001              2000
                                                                 ----------        ------------
Interest income
  Interest and fees on loans                                     $2,686,077        $  2,382,073
  Interest and dividends on taxable securities                      298,562             308,957
  Other interest income                                              88,240              90,145
                                                                 ----------        ------------
         Total interest income                                    3,072,879           2,781,175
                                                                 ----------        ------------
Interest expense
  Interest on deposits                                            1,582,234           1,361,564
  Interest on other borrowings                                      166,687              90,147
                                                                 ----------        ------------
         Total interest expense                                   1,748,921           1,451,711
                                                                 ----------        ------------
            Net interest income                                   1,323,958           1,329,464
Provision for possible loan losses                                   75,000              75,000
                                                                 ----------        ------------
            Net interest income after provision
              for loan losses                                     1,248,958           1,254,464
                                                                 ----------        ------------
Other income
  Income from origination of mortgage loans,
      less related expenses                                          77,417              40,675
  Service charges on deposit accounts                               129,165             117,907
  Other                                                              30,352              32,621
                                                                 ----------        ------------
         Total other income                                         236,934             191,203
                                                                 ----------        ------------

Other expense
  Salaries and employee benefits                                    691,939             586,301
  Equipment and occupancy expense                                   149,405             136,658
  Advertising and business development                               32,265              37,443
  Legal and professional                                             35,243              53,835
  Supplies and printing                                              44,110              39,814
  Other operating expenses                                          236,762             123,548
                                                                 ----------        ------------
         Total other expense                                      1,189,724             977,599
                                                                 ----------        ------------

           Income before income tax                                 296,168             468,068
                                                                 ----------        ------------
Applicable income tax                                               100,828             159,109
                                                                 ----------        ------------
              Net income                                            195,340             308,959
Other comprehensive income (loss), net of tax:
  Net unrealized holding income (losses) arising during period       74,821             (79,460)
                                                                 ----------        ------------

Comprehensive income                                             $  270,161        $    229,499
                                                                 ==========        ============
Income per share - Basic                                         $      .08                 .12
Income per share - Diluted                                              .08                 .12
Average shares outstanding                                        2,433,800           2,501,500

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                        March 31,
                                                             --------------------------------
                                                                 2001               2000
                                                             ------------      --------------
OPERATING ACTIVITIES
  Net income                                                 $    195,340      $      308,959
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  97,951              67,661
    Provision for loan losses                                      75,000              75,000
    Net change in other prepaids and accruals                     104,268             163,153
                                                             ------------      --------------

      Net cash provided by operating activities                   472,559             614,773
                                                             ------------      --------------
INVESTING ACTIVITIES
  Increase in interest-bearing deposits in banks                  (43,790)         (1,932,433)
  Decrease in federal funds sold                                1,044,000           4,825,000
  Available for sale securities:
    Proceeds from maturities and paydowns                       5,972,014              64,736
    Purchases                                                  (7,418,953)           (983,750)
    Purchase of FHLB stock                                              -             (23,600)
    Increase in loans, net                                     (2,654,961)         (5,018,622)
    Purchases of premises and equipment                           (42,406)           (212,925)
                                                             ------------      --------------
      Net cash used in investing activities                    (3,144,096)         (3,281,594)
                                                             ------------      --------------
FINANCING ACTIVITIES
  Net increase in deposits                                      4,213,715             182,583
  Net increase (decrease) in FHLB borrowings                      (45,500)          1,910,500
  Vesting of restricted stock, net                                  9,074               9,072
                                                             ------------      --------------
      Net cash provided by financing activities                 4,177,289           2,102,155
                                                             ------------      --------------

Net increase (decrease) in cash and due from banks              1,505,752            (564,666)

Cash and due from banks at beginning of period                  4,598,403           4,017,512
                                                             ------------      --------------

Cash and due from banks at end of period                     $  6,104,155      $    3,452,846
                                                             ============      ==============

                     GOLDEN ISLES FINANCIAL HOLDINGS, INC.


                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Golden Isles Financial Holdings, Inc. ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of the independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001 consolidated financial statements evidence a fair liquidity position as total cash, interest-bearing deposits and federal funds sold amounted to $9.5 million, representing 6.3% of total assets. Investment securities amounted to $20.4 million, representing 13.5% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities would provide an additional source of liquidity. For the three-month period ended March 31, 2001, total deposits increased $4.2 million from $120.8 million to $125.0 million, and borrowings from the Federal Home Loan Bank decreased slightly. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Available funding sources are also closely monitored. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to affect the Company's liquidity position in any material way.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2001, the Company meets all capital adequacy requirements to which it is subject and should be categorized as well capitalized under the regulatory framework for prompt corrective action.


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

     The net interest margin was 3.85% and 4.19% during the three months ended March 31, 2001 and 2000, respectively, representing a decrease of 34 basis points. The decrease is due to an increase in the cost of funds and a decrease in yield on loans. Average loans increased from $99.4 million for the first quarter 2000 with a yield of 9.64% to $114.3 million for the first quarter 2001 with a yield of 9.40%. The yield on average earning assets was 8.84% and 8.87% during the three months ended March 31, 2001 and 2000, respectively. Cost of funds increased to 5.69% for the three months ended March 31, 2001 as compared to 5.45% for the three months ended March 31, 2000. This increase in cost of funds is due to competition and high cost of funds in the local market area.

     Net interest income decreased $6,000 or 4.14% during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease is due primarily to the decrease in yield on average loans.

     Noninterest income for the three months ended March 31, 2001 and 2000 amounted to $237,000 and $191,000, respectively. Service charges on deposit accounts increased by $11,000 or 9.32%. This increase in service charges is reflective of the increase in balances of non-interest bearing deposits which increased 3.66% from $11,468,000 at March 31, 2000 to $11,888,000 at March 31,
2001.

     Noninterest expense for the three months ended March 31, 2001 increased 21.68% to $1,190,000 as compared to $978,000 for the three months ended March 31, 2000. Salaries and employee benefits increased due to the increase in the number of full-time equivalent employees of 57 at March 31, 2000 to 61 at March
31, 2001.    Additional operating expenses were incurred during the first quarter 2001 as a result of the opening of two new branches in 2000 which were not in operation during the first quarter of 2000. Depreciation expenses increased in 2001 over 2000 as a result of additional equipment purchases to accommodate the two new branches.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     As of March 31, 2001, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.   Changes in Securities.

            (a)  None.

            (b)  None.

Item 3.   Defaults Upon Senior Securities.

            None.

Item 4.   Submission of Matters to a Vote of Security Holders.

            None.

Item 5.   Other Information.

            None

Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                       None.

            Exhibit No:    Description

            (b) Reports on Form 8-K - There was one report on Form 8-K filed during the quarter ended March 31, 2001, filed on February 22, 2001 (SEC File No. 000-27488) and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ISLES FINANCIAL HOLDINGS, INC.
(Registrant)


Date: May 14, 2001

By: /s/ Michael D. Hodges

 Michael D. Hodges
 President